Form 10QSB
period 1996-03-31
CARNEGIE BANCORP
filed 1996-05-15
CIK 915277

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             FORM 10-QSB



   (Mark One)

     X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended           MARCH 31, 1996

          Transition report under Section 13 or 15(d) of the Exchange Act

          For the transition period from ______________ to ______________

          Commission file number           0-2456

                                CARNEGIE BANCORP
- - --------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            NEW JERSEY                                     22-3257100
- - -------------------------------------       ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

                 619 ALEXANDER ROAD, PRINCETON, NEW JERSEY 08540
- - --------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (609) 520-0601
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
- - --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     X             No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

COMMON STOCK, NO PAR - 1,843,318 SHARES OUTSTANDING AS OF MAY 7, 1996

                                      INDEX

                         CARNEGIE BANCORP AND SUBSIDIARY





PART I. FINANCIAL INFORMATION                                          PAGE NO.
- - -----------------------------                                          --------
Item 1. Financial Statements

          Consolidated Condensed Balance Sheets at
          March 31, 1996 (Unaudited) and December 31, 1995                3

          Consolidated Condensed Statements of Income for the
          Three months ended March 31, 1996  and  1995 (Unaudited)        4

          Consolidated Condensed Statements of Cash Flows for the
          Three months ended March 31, 1996 and 1995 (Unaudited)          5

          Notes to Consolidated Condensed Financial Statements          6 - 10


Item 2. Management's Discussion and Analysis of Financial Condition    11 - 18
        and Results of Operations



PART II. OTHER INFORMATION
- - --------------------------
Item 1. Legal Proceedings                                                19

Item 2. Changes in Securities                                            19

Item 3. Defaults Upon Senior Securities                                  19

Item 4. Submission of Matters to a Vote of Security Holders              19

Item 5. Other Information                                                19

Item 6. Exhibits and Reports on Form 8-K                                 19

           a.    Exhibit 27 - Financial Data Schedule                    19
           b.    Reports on Form 8-K                                     19


SIGNATURES                                                               20

                                      (2)

CARNEGIE BANCORP AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS



                                                                             MARCH 31,
                                                                               1996      DECEMBER 31,
                                                                            (UNAUDITED)     1995
                                                                            -----------  ------------
ASSETS                                                                          (000's omitted)
Cash and cash equivalents:
  Cash and due from banks ..............................................     $  9,593      $ 10,207
  Federal funds sold ...................................................        5,950          --
                                                                             --------      --------
     Total cash and cash equivalents ...................................       15,543        10,207
                                                                             --------      --------
Investment Securities:
  Available for sale ...................................................       52,871        70,577
  Held to maturity (market value $11,318 at March 31, 1996) ............       11,573          --
                                                                             --------      --------
     Total investment securities .......................................       64,444        70,577
                                                                             --------      --------
Loans, net of allowance for loan losses of $1,821 at March 31, 1996
  and $1,754 at December 31, 1995 ......................................      180,252       162,587
Premises and equipment, net ............................................        3,961         3,722
Other real estate owned ................................................          328          --
Accrued interest receivable and other assets ...........................        3,767         3,469
                                                                             --------      --------
     Total Assets ......................................................     $268,295      $250,562
                                                                             ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing demand deposits .................................     $ 40,546      $ 40,944
  Interest bearing deposits:
    Savings deposits ...................................................       85,841        70,430
    Other time deposits ................................................       54,784        54,327
    Certificates of deposit $100,000 and over ..........................       54,511        44,500
                                                                             --------      --------
      Total deposits ...................................................      235,682       210,201
                                                                             --------      --------
Short term borrowings ..................................................       10,000        17,500
Accrued interest payable and other liabilities .........................          833         1,067
                                                                             --------      --------
      Total liabilities ................................................      246,515       228,768
                                                                             --------      --------
Commitments and contingencies
Stockholders' equity:
  Common stock, no par value, authorized 5,000,000 shares;
    issued and outstanding 1,754,441 at March 31, 1996
    and December 31, 1995 ..............................................        8,772         8,772
  Capital surplus ......................................................       10,869        10,869
  Undivided profits ....................................................        2,109         1,713
  Net unrealized holding gains on securities available for sale ........           30           440
                                                                             --------      --------
      Total stockholders' equity .......................................       21,780        21,794
                                                                             --------      --------
      Total Liabilities and
           Stockholders' Equity ........................................     $268,295      $250,562
                                                                             ========      ========

See notes to consolidated condensed financial statements.

                                      (3)

CARNEGIE BANCORP AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

DOLLARS IN THOUSANDS,
EXCEPT PER SHARE DATA                                 THREE MONTHS ENDED
                                                           MARCH 31,
                                                     --------------------
                                                       1996       1995
                                                     --------   ---------
Interest income:
  Loans, including fees .........................      $4,252     $3,495
  Federal funds sold ............................          10         21
  Investment securities:
    Taxable .....................................         839        472
    Tax-exempt ..................................         243        241
                                                       ------     ------
      Total interest income .....................       5,344      4,229
                                                       ------     ------
Interest expense:
  Savings deposits ..............................         677        896
  Other time deposits ...........................         849        265
  Certificates of deposit $100,000 and over .....         491        491
  Borrowed funds ................................         310         47
                                                       ------     ------
      Total interest expense ....................       2,327      1,699
                                                       ------     ------
      Net interest income .......................       3,017      2,530

Provision for loan losses .......................         172         92
                                                       ------     ------
      Net interest income after provision
        for loan losses .........................       2,845      2,438
                                                       ------     ------
Non-interest income:
  Service fees on deposits ......................          90        100
  Other fees and commissions ....................          81         60
  Investment securities gains ...................         195       --
  Investment securities losses ..................         (67)      --
                                                       ------     ------
      Total non-interest income .................         299        160
                                                       ------     ------
Non-interest expense:
  Salaries and wages ............................         862        573
  Employee benefits .............................         214        202
  Occupancy expense .............................         327        209
  Furniture and equipment .......................         211        109
  Other .........................................         666        741
                                                       ------     ------
      Total non-interest expense ................       2,280      1,834
                                                       ------     ------
      Income before income taxes ................         864        764
Income tax expense ..............................         258        212
                                                       ------     ------

      Net Income ................................        $606       $552
                                                       ======     ======

Per Common Share:
     Net income--primary ........................       $0.30      $0.30
     Net income--fully diluted ..................       $0.30      $0.30

Weighted average shares outstanding (in thousands):
     Primary ....................................       1,999      1,817
     Fully Diluted ..............................       1,999      1,817


                                      (4)

CARNEGIE BANCORP AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)




                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                 -------------------------
                                                                     1996          1995
                                                                 ----------     ----------
                                                                      (000's omitted)
Cash flows from operating activities:
  Net income ................................................     $    606      $    552
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization .........................          207            89
      Provision for loan losses .............................          172            92
      Accretion of investment discount ......................           (4)           (6)
      Amortization of investment premium ....................          141            39
      Gain on sale of investment securities .................         (195)         --
      Loss on sale of investment securities .................           67          --
      Increase in accrued interest receivable and
        other assets ........................................         (375)         (464)
      Increase (decrease) in accrued interest payable
        and other liabilities ...............................         (234)          439
                                                                  --------      --------
            Net cash provided by operating activities .......          385           741
                                                                  --------      --------
Cash flows from investing activities:
  Proceeds from sale of securities available-for-sale .......       18,999         1,093
  Proceeds from maturities and principal paydowns of
    investment securities ...................................        1,291           216
  Purchase of securities available-for-sale .................       (3,004)       (1,166)
  Purchase of securities held-to-maturity ...................      (11,823)         --
  Net increase in loans made to customers ...................      (17,839)       (8,091)
  Cash collected on previously charged-off loans ............            2             2
  Additions to premises and equipment .......................         (446)         (869)
                                                                  --------      --------
            Net cash used in investing activities ...........      (12,820)       (8,815)
                                                                  --------      --------
Cash flows from financing activities:
  Net increase in deposits ..................................       25,481        13,960
  Net decrease in short term borrowings .....................       (7,500)         --
  Net proceeds from common stock issued on
    exercise of options and warrants ........................         --             250
  Cash paid for dividends ...................................         (210)         (208)
                                                                  --------      --------
            Net cash provided by financing activities .......       17,771        14,002
                                                                  --------      --------
Net change in cash and cash equivalents .....................        5,336         5,928
Cash and cash equivalents as of beginning of year ...........       10,207         6,815
                                                                  --------      --------
Cash and cash equivalents as of end of period ...............     $ 15,543      $ 12,743
                                                                  ========      ========

Supplemental disclosures:
Cash paid during the period for:
  Interest ..................................................     $  2,315      $  1,506
  Income taxes ..............................................     $      0      $    273



See notes to consolidated condensed financial statements.

                                      (5)

CARNEGIE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE A--BASIS OF PRESENTATION

Carnegie Bancorp ("the Company"), a bank holding company, was incorporated on October 6, 1993 with authorized capital of 5,000,000 shares of no par common stock. On April 12, 1994 the Company acquired 100 percent of the shares of Carnegie Bank, N.A. ("the Bank"). The transaction was accounted for in a manner similar to that of a pooling of interests.

The consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto as of and for the year ended December 31, 1995. The results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

Income per common share is computed by dividing net income by the weighted average number of common shares and common share equivalents (when dilutive) outstanding during each period after giving retroactive effect to stock dividends declared. The common share equivalents of options and warrants in the computation of primary earnings per share is computed utilizing the Treasury Stock method. For purposes of this computation, the average market price of common stock during each three-month quarter included in the period being reported upon, is used, when dilutive. The ending market price of common stock is used, however, for fully diluted income per share if the ending price is higher than the average price.

The consolidated condensed financial statements include the accounts of the Company and Carnegie Bank, N.A., its wholly-owned subsidiary. All significant inter-company accounts and transactions have been eliminated.

NOTE B--INVESTMENT SECURITIES

Effective January 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS 115"). SFAS 115 requires that an enterprise classify its investments in debt securities as either securities held to maturity (carrying amount equals amortized cost), securities available for sale (carrying amount equals estimated fair value; unrealized gains and losses recorded in a separate component of stockholders' equity, net of taxes) or trading securities (carrying amount equals estimated fair value; unrealized gains and losses included in the determination of net income).

The Company has evaluated all of its investments in debt securities and has classified them as either held to maturity or available for sale. Any security which is a U.S. Government security,

                                      (6)

CARNEGIE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued

U.S. Government agency security, an agency mortgage-backed security, or an obligation of a state or political subdivision may be placed in the held-to-maturity category if acquired with the intent and ability to maintain the security in the portfolio until maturity. Premiums and discounts on these securities are amortized or accreted on a basis that approximates the effective yield method. Realized gains and losses from the sale of securities available for sale are determined on a specific identification cost basis.

Management determines the appropriate classification of securities at the time of purchase. At March 31, 1996 and December 31, 1995, a majority of the Company's investment securities was classified as available for sale. Due to this classification, the Company's stockholders' equity will be affected by changing interest rates which affect the market price of the Company's securities available for sale. At March 31, 1996, no investment securities were classified as trading securities.

The following tables present the book and market values of the Company's investment securities portfolio as of March 31, 1996 and December 31, 1995.

                                          INVESTMENT SECURITIES PORTFOLIO

                                                   MARCH 31, 1996
                                     ------------------------------------------
                                     SECURITIES HELD      SECURITIES AVAILABLE
                                      TO MATURITY                FOR SALE
                                     ------------------   ----------------------
                                     AMORTIZED   MARKET    AMORTIZED     MARKET
                                       COST      VALUE       COST        VALUE
                                     ---------  -------    ---------    -------
                                                 (Dollars in thousands)

U. S. government ..................   $   --    $   --     $ 6,485     $ 6,417
Mortgage-backed agencies ..........    11,573    11,318     28,791      28,632
States & political subdivisions ...       --        --      12,377      12,717
Other securities ..................       --        --       5,170       5,105
                                      -------   -------    -------     -------
    Total investment securities ...   $11,573   $11,318    $52,823(1)  $52,871
                                      =======   =======    =======     =======

(1) Net unrealized gains of $30 thousand, net of a tax provision of $18 thousand, were reported as an increase to stockholders' equity at March 31, 1996.

                                                 DECEMBER 31, 1995
                                     ------------------------------------------
                                     SECURITIES HELD      SECURITIES AVAILABLE
                                      TO MATURITY                FOR SALE
                                     ------------------   ----------------------
                                     AMORTIZED   MARKET    AMORTIZED     MARKET
                                       COST      VALUE       COST        VALUE
                                     ---------  -------    ---------    -------
                                               (Dollars in thousands)

U. S. government ..................   $   --    $   --     $10,499      $10,565
Mortgage-backed agencies ..........       --        --      36,843       36,811
States & political subdivisions ...       --        --      19,075       19,805
Other securities ..................       --        --       3,451        3,396
                                      -------   -------    -------      -------
    Total investment securities ...   $     0   $     0    $69,868(2)   $70,577
                                      =======   =======    =======      =======

(2) Net unrealized gains of $440 thousand, net of a tax provision of $269 thousand, were reported as an increase to stockholders' equity at December 31, 1995.

                                      (7)

CARNEGIE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued

In November 1995, the Financial Accounting Standards Board ("FASB") issued a special report entitled "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," herein referred to as "Special Report." The Special Report gave the Company a one-time opportunity to reconsider its ability and intent to hold securities to maturity, and allowed the Company to transfer securities from held-to-maturity to other categories without tainting its remaining held-to-maturity securities. Management evaluated all securities held-to-maturity and concluded that it is the intent of management to hold these securities for an indefinite period of time or to utilize these securities for tactical asset/liability purposes and sell them from time to time to effectively manage interest rate exposure and resultant prepayment risk and liquidity needs. Accordingly, on December 29, 1995, the Company moved all of its securities classified as held-to-maturity with a carrying value, fair value and unrealized gain of $22,876,000, $23,644,000 and $768,000, respectively, to available for sale. During the first quarter of 1996, securities totaling $11,823,000 were classified as held-to-maturity on the date of purchase.

NOTE C--LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the components of the loan portfolio as of March 31, 1996 and December 31, 1995.



                                   LOAN PORTFOLIO BY TYPE OF LOAN


                                           MARCH 31, 1996           DECEMBER 31, 1995
                                         ------------------        -------------------
                                          AMOUNT       %            AMOUNT        %
                                         --------   -------        --------    ------
                                                    (Dollars in thousands)
Commercial and financial ..........      $ 51,882     28.5%        $ 44,432     27.0%
Real estate construction ..........        15,093      8.3%          12,483      7.6%
Residential mortgage ..............        22,325     12.3%          21,788     13.3%
Commercial mortgage ...............        84,489     46.4%          77,701     47.3%
Installment .......................         8,284      4.5%           7,937      4.8%
                                         --------    -----         --------    -----
                                         $182,073    100.0%        $164,341    100.0%
                                         ========    =====         ========    =====

The following table represents activity in the allowance for loan losses for the three month period ended March 31, 1996 and 1995.

                            ALLOWANCE FOR LOAN LOSSES

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                  ---------------------
                                                   1996          1995
                                                  -------       -------
                                                 (Dollars in thousands)

Balance--beginning of period ...............      $1,754        $1,400
Charge-offs ................................        (107)            0
Recoveries .................................           2             2
                                                  ------        ------
Net (charge-offs) recoveries ...............        (105)            2
Provision for loan losses ..................         172            92
                                                  ------        ------
Balance--end of period .....................      $1,821        $1,494
                                                  ======        ======

                                      (8)

CARNEGIE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued


NOTE D--RECENTLY ISSUED ACCOUNTING STANDARDS

Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

FASB has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", effective in fiscal years beginning after December 15, 1995. The Company's adoption of this pronouncement did not have a material impact on its consolidated financial statements.

Accounting for Mortgage Servicing Rights and Excess Servicing Receivables and for Securitization of Mortgage Loans.

FASB has issued SFAS No. 122, "Accounting for Mortgage Servicing Rights and Excess Servicing Receivables and for Securitization of Mortgage Loans", effective in fiscal years beginning after December 15, 1995. Retroactive capitalization of mortgage servicing rights retained in transactions in which a mortgage banking enterprise originates mortgage loans and sells or securitizes those loans before the adoption of this pronouncement is prohibited. The Company's adoption of this pronouncement did not have a material impact on its consolidated financial statements.

Accounting for Stock-Based Compensation.

Issued in October, 1995, SFAS No. 123, "Accounting for Stock-Based Compensation", establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 gives companies the option of adopting a fair value based method of accounting for stock-based employee compensation or to continue to account for stock-based employee compensation as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has elected to continue to account for stock-based employee compensation in accordance with APB 25, as such, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting for stock-based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995, but must include disclosure of the effects of all awards granted in fiscal years that begin after December 15, 1994. Since SFAS No. 123 is a disclosure requirement only, its adoption did not have any effect on either the Company's financial condition or its results of operations. During 1995, the Company awarded to directors options to purchase up to 161,700 shares of the Company's common stock (as adjusted for subsequent stock dividends), and awarded to employees options to purchase up to 12,106 shares of the Company's common stock (as adjusted for subsequent stock dividends). Both awards are subject to stockholder approval at the annual meeting of shareholders to be held May 29, 1996.

NOTE E--RECLASSIFICATIONS

Certain amounts in the financial statements presented for prior periods have been reclassified to conform with the 1996 presentation.

                                      (9)

CARNEGIE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued

NOTE F--SUBSEQUENT EVENTS

The Board of Directors declared both a stock dividend and a cash dividend in April, 1996. Stockholders of record on April 24, 1996 will receive a 5% stock dividend on May 15, 1996 and stockholders of record on May 20, 1996 will receive a $.12 per share cash dividend, payable on June 19, 1996. Weighted average shares outstanding and earnings per share have been adjusted to reflect the stock dividend.

NOTE G--MERGER DELAY

On April 12, 1996 Carnegie Bancorp announced that its Special Meeting of Shareholders to vote upon the proposed merger between Carnegie and Regent Bancshares Corp., tentatively scheduled for mid-May, has been postponed because Regent has not yet completed its financial statements for the year ended December 31, 1995. The audit of Regent's financial statements has been delayed because of inadequate information from a company servicing the automobile insurance premium financing portion of Regent's loan portfolio. Carnegie cannot yet determine the impact, if any, on the proposed merger.

                                      (10)

CARNEGIE BANCORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

This financial review presents Management's discussion and analysis of financial condition and results of operations. It should be read in conjunction with the consolidated condensed financial statements and the accompanying notes.

FINANCIAL CONDITION

Total assets at March 31, 1996 increased by $17.7 million, or 7.1%, to $268.3 million compared to $250.6 million at December 31, 1995. Total assets averaged $256.5 million in the first three months of 1996, a $31.8 million increase, or 14.2%, from the 1995 full year average of $224.7 million. Average loans increased $22.8 million to $170.6 million in the first three months of 1996, or 15.4%, from the 1995 full year average of $147.8 million. Average investment securities increased by $12.3 million, or 21.2% to $70.4 million; average Federal funds sold decreased by $7.2 million, or 90.0% to $811 thousand; and the average of all other assets increased by $2.1 million, or 15.6% to $15.6 million during the first three months of 1996 compared to the full year 1995 averages.

These increases in average assets were funded primarily by a $12.6 million, or 6.3% increase in average deposits and a $17.5 million, or 357.1% increase in average short-term borrowed funds, in addition to the reduction in average Federal funds sold, during the first three months of 1996 compared to the full year 1995 averages. Management has found the cost of the short term borrowings to be lower than other available sources of funds.

LENDING ACTIVITY

Total loans at March 31, 1996 were $182.1 million, a 10.8%, or $17.8 million increase from December 31, 1995. Average loans increased by $22.8 million, or 15.4%, to $170.6 million in the first three months of 1996 compared to the 1995 full year average. Changes in the composition of the average loan portfolio during the period included increases of $21.0 million in commercial loans and commercial mortgages, $2.1 million in residential mortgages and home equity loans and a decrease of $251 thousand in other installment loans. The 17.6% increase in commercial loans and commercial mortgages is principally attributable to the greater penetration of the marketplace and an improvement in the general economic environment in New Jersey. Management intends to continue to pursue quality loans in all lending categories within our market area.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses was $1.8 million, or 1.00% of total loans at March 31, 1996 compared to $1.8 million, or 1.07% of total loans at December 31, 1995. The balance of non-performing loans, which includes non-accrual loans and excludes accruing loans past due 90 days or more of $950 thousand, was $3.9 million, or 2.1% of total loans at March 31, 1996. This compares to non-performing loans, excluding accruing loans past due 90 days or more of $298 thousand at December 31, 1995, of $4.0 million, or 2.5% of total loans.

                                      (11)

The majority of the Company's loans are collateralized by real estate and personal guarantees. The Company took ownership through foreclosure, real estate collateralizing a loan for $328 thousand during the first quarter of 1996. Asset quality is a major corporate objective and management believes that the total allowance for loan losses is adequate to absorb potential losses in the loan portfolio.

INVESTMENT SECURITIES ACTIVITY

Average investment securities increased by $12.3 million in the first three months of 1996 compared to the 1995 full year average. Strong deposit growth during 1995 was primarily used to fund loan growth, and secondarily to increase the investment securities portfolio.

During the first three months of 1996, proceeds from the sale of securities available-for-sale amounted to $19.0 million, resulting in $128 thousand gain on the sales, and was offset by the purchase of $14.8 million in securities, of which $11.8 million were classified as held-to-maturity. During the first three months of 1995, proceeds from the sale of securities available-for-sale were $1.1 million, and the Company purchased $1.2 million of securities. Proceeds resulting from the cash flows of maturities and principal paydowns on mortgage-backed securities amounted to $1.3 million for the first three months of 1996 compared to $216 thousand for the first three months of 1995. The increase of $1.1 million in principle paydowns on mortgage-backed securities was the result of increased volume in the Company's mortgage-backed securities portfolio in 1996 compared to 1995.

At March 31, 1996 net unrealized gains in the Company's available-for-sale securities portfolio amounted to $48 thousand and net unrealized losses in the held-to-maturity securities portfolio amounted to $255 thousand. Net unrealized gains of $30 thousand, net of a tax provision of $18 thousand, were reported as an increase to stockholders' equity at March 31, 1996.

DEPOSITS

Average total deposits increased by $12.6 million, or 6.3%, to $211.7 million for the three months ended March 31, 1996 compared to the 1995 full year average of $199.1 million. Changes in the average deposit mix include a $.5 million, or 1.4% decrease in certificates of deposit over $100 thousand; a $3.6 million, or 5.6% decrease in money market deposit accounts; a $10.9 million, or 21.8% increase in consumer certificates of deposit; a $.6 million, or 17.6% increase in regular savings; a $.4 million, or 3.1% increase in NOW account deposits; and a $4.8 million, or 14.9% increase in non-interest bearing demand deposits.

During the first three months of 1996, the Company primarily utilized growth in certificates of deposit over $100 thousand and money market account deposits as funding sources for loan growth. The Company has found the cost of these deposits to be lower than other available sources of funds. Deposits are obtained primarily from the market areas which the Company serves. As of March 31, 1996 the Company did not have any brokered deposits and neither solicited nor offered premiums for such deposits.

LIQUIDITY

Liquidity is a measurement of the Company's ability to meet present and future funding obligations and commitments. The Company adjusts the liquidity levels in order to meet funding

                                      (12)
needs for deposit outflows, repayment of borrowings, when applicable, and the funding of loan commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Principal sources of liquidity are deposit generation, access to purchased funds including Federal Home Loan Bank borrowings, maturities and repayments of loans and investment securities, net interest income and fee income. Liquid assets (consisting of cash, Federal funds sold and investment securities classified as available-for-sale) comprised 25.5% and 32.2% of the Company's total assets at March 31, 1996 and December 31, 1995, respectively.

As shown in the Consolidated Condensed Statements of Cash Flows, the Company's primary source of funds from financing activities is through deposit growth. Total deposits increased $25.5 million and $14.0 million, respectively for the three months ended March 31, 1996 and 1995.

The Company also has several secondary sources of liquidity. Many of the Company's loans are originated pursuant to underwriting standards which make them readily marketable to other financial institutions or investors in the secondary market. In addition, in order to meet liquidity needs on a temporary basis, the Bank has lines of credit in the amount of $6.5 million for the purchase of Federal funds with other financial institutions and may borrow funds at the Federal Reserve discount window, subject to the Bank's ability to supply collateral.

Effective March 1, 1995, Carnegie Bank, N.A. became a member of the Federal Home Loan Bank of New York. An overnight line of credit in the amount of $12.4 million is in place at March 31, 1996. In addition, subject to certain requirements, the Bank may also obtain longer term advances of up to 30% of the Bank's assets.

The Company believes that its liquidity position is sufficient to provide funds to meet future loan demand or the possible outflow of deposits, in addition to being able to adapt to changing interest rate conditions.

CAPITAL RESOURCES

Stockholders' equity decreased by $14 thousand at March 31, 1996 compared to December 31, 1995. The changes in stockholders' equity during the quarter ended March 31, 1996 were comprised of net income of $606 thousand; the reduction of net unrealized gains of $410 thousand (net of tax provision) in the Company's portfolio of securities available-for-sale; and was further reduced by cash dividends paid of $210 thousand.

During the first three months of 1996, the Company paid $210 thousand, or 34.7% of net income in cash dividends compared to $208 thousand, or 37.7% for the same period in 1995. The Company also declared a stock dividend in April, 1996 and a cash dividend in May, 1996. Stockholders of record on April 24, 1996 will receive a 5% stock dividend on May 15, 1996 and stockholders of record on May 20, 1996 will receive a $.12 per share cash dividend, payable on June 19, 1996.

On August 16, 1994 the Company issued, through a public offering, 690,000 units. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $15.09 for a period of three years from the date of issuance. As adjusted for the Company's 1995 5% stock dividend, 1996 5% stock dividend and exercised warrants, there are warrants to purchase 760,504 shares outstanding at March 31, 1996 at an exercise price of $13.69 per share.

                                      (13)

The Company's primary regulator, the Federal Reserve Bank (which regulates bank holding companies), has issued guidelines classifying and defining bank holding company capital into the following components: (1) Tier I Capital, which includes tangible stockholders' equity for common stock and certain qualifying perpetual preferred stock, and excludes net unrealized gains or losses on available-for-sale securities and deferred tax assets that are dependent on projected taxable income greater than one year in the future, and (2) Tier II Capital (Total Capital), which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock that does not qualify for Tier I Capital. The risk-based capital guidelines require financial institutions to maintain specific defined credit risk factors (risk-based assets). The minimum Tier I and the combined Tier I and Tier II capital to risk-weighted assets ratios are 4.0% and 8.0%, respectively. The Federal Reserve Bank also has adopted regulations which supplement the risk-based capital guidelines to include a minimum leverage ratio of Tier I Capital to total assets of 3.0% to 5.0%. Regulations have also been issued by the Bank's primary regulator, the Office of the Comptroller of the Currency, establishing similar ratios.

The following table summarizes the risk-based and leverage capital ratios for the Company and the Bank at March 31, 1996, as well as the regulatory required minimum and "wellcapitalized" capital ratios:

                              MARCH 31, 1996         REGULATORY REQUIREMENTS
                             ----------------   --------------------------------
                              COMPANY   BANK       MINIMUM    "WELL CAPITALIZED"
                             --------- ------   -----------   -----------------
Risk-based Capital:
   Tier I capital ratio ...   10.93%    9.18%         4.00%             6.00%
   Total capital ratio ....   11.84%   10.10%         8.00%            10.00%

Leverage ratio ............    8.46%    7.11%   3.00%-5.00%    5.0% or greater

As noted in the above table, the Company's and the Bank's capital ratios exceed the regulatory requirements of a "well-capitalized" institution.

RESULTS OF OPERATIONS for the three months ended March 31, 1996 compared to the three months ended March 31, 1995

NET INCOME

The Company earned $606 thousand, or $0.30 net income per share on a primary basis and fully diluted basis, for the three months ended March 31, 1996 compared to $552 thousand, or $0.30 for both primary and fully diluted net income per share, for the three months ended March 31, 1995, an increase of $54 thousand, or 9.8%. The increase in net income was primarily due to a $487 thousand, or 19.2%, increase in net interest income, and a $139 thousand, or 86.9%, increase in non-interest income; these items were partially offset by a higher loan loss provision which increased $80 thousand, or 87.0%, a $446 thousand, or 24.3% increase in non-interest expenses and a $46 thousand, or 21.7% increase in income tax provision.

                                      (14)

NET INTEREST INCOME

Interest income on a fully tax-equivalent ("FTE") basis, which adjusts for the tax-exempt status of income earned on certain investments to express such income as if it were taxable, increased $488 thousand, or 18.5%, to $3.2 million for the three months ended March 31, 1996 compared to $2.7 million for the same period in 1995. The improvement in interest income was primarily due to volume increases in the loan portfolio and investment securities portfolio, which produced an increase in interest income on loans of $685 thousand and an increase in interest income on investment securities of $367 thousand. Interest income was further increased by $13 thousand due to rate increases and $60 thousand due to one additional day during the first quarter of 1996.

Interest expense increased $628 thousand, or 37.0%, for the three months ended March 31, 1996 compared to the same prior year period. The increase in interest expense was due to volume increases which accounted for $620 thousand, and an increase of $27 thousand attributable to one additional day during the first quarter of 1996, offset by a reduction in interest expense of $19 thousand due to rate decreases.

The interest expense increase due to volume occurred primarily in consumer certificates of deposit which accounted for $476 thousand, purchased funds increases which accounted for $294 thousand, interest expense increases in other deposits of $43 thousand and was offset by a reduction of $193 thousand due to decreased money market account volume. The interest expense reduction due to rates was due to generally lower market costs for funds, but was offset by an increase in interest expense in consumer certificates of deposit amounting to $100 thousand primarily attributable to promotional programs aimed at gaining new customers.

The following tables titled "Consolidated Average Balance Sheets with Resultant Interest and Average Rates" and "Analysis of Changes in Consolidated Net Interest Income" present by category the major factors that contributed to the changes in net interest income for the quarter ended March 31, 1996 compared to the respective prior year period.

                                      (15)

CARNEGIE BANCORP AND SUBSIDIARY
Consolidated Average Balance Sheets with Resultant Interest and Average Rates



                                                        THREE MONTHS ENDED                         THREE MONTHS ENDED
                                                          MARCH 31, 1996                             MARCH 31, 1995
                                            -----------------------------------------     -----------------------------------------
                                              AVERAGE        INTEREST         AVERAGE      AVERAGE       INTEREST          AVERAGE
                                              BALANCE         EARNED           RATE        BALANCE        EARNED            RATE
                                            ---------      ---------         --------     ---------      ---------         --------
ASSETS                                                                     (Dollars in thousands)
Earning Assets:
  Federal Funds Sold .....................  $     811      $      10           4.95%      $   1,442      $      21          5.91%
  Investment Securities:
    U. S. Government & Agencies ..........     46,639            756           6.50%         27,582            450          6.62%
    State & Political Subdivisions(3) ....     18,780            368           7.86%         18,278            365          8.10%
    Other Securities .....................      4,979             83           6.69%          1,608             22          5.55%
                                            ---------      ---------          ------      ---------      ---------         ------
      Total Investment Securities ........     70,398          1,207           6.88%         47,468            837          7.15%
                                            ---------      ---------          ------      ---------      ---------         ------
  Loans: (1)(2)
    Comm'l Loans & Comm'l Mtgs ...........    140,589          3,554          10.14%        114,689          2,870         10.15%
    Residential Mortgages ................     22,103            514           9.33%         23,502            488          8.42%
    Home Equity Loans ....................      5,245            119           9.10%          2,736             71         10.52%
    Installment Loans ....................      2,673             65           9.75%          2,642             66         10.13%
                                            ---------      ---------          ------      ---------      ---------         ------
      Total Loans ........................    170,610          4,252          10.00%        143,569          3,495          9.87%
                                            ---------      ---------          ------      ---------      ---------         ------

      Total Earning Assets ...............    241,819          5,469           9.07%        192,479          4,353          9.17%

Non-Interest Earning Assets:
  Loan Loss Reserve ......................     (1,783)                                       (1,430)
  Securities Avail for Sale Valuation ....        890                                        (2,347)
  All Other Assets .......................     15,584                                        11,153
                                            ---------                                     ---------
      Total Assets .......................  $ 256,510                                     $ 199,855
                                            =========                                     =========

LIABILITIES & EQUITY

Interest-Bearing Liabilities:
  Regular Savings ........................      3,974             32           3.23%          3,209             22          2.78%
  NOW ....................................     13,148             77           2.35%         10,861             61          2.28%
  Money Market Accounts ..................     60,301            569           3.78%         79,047            813          4.17%
  Commercial Certificates of Deposit .....     36,322            491           5.42%         34,531            491          5.77%
  Consumer Certificates of Deposit .......     60,816            849           5.60%         21,750            265          4.94%
  Purchased Funds ........................     22,379            309           5.54%          3,082             47          6.18%
                                            ---------      ---------          ------      ---------      ---------         ------
     Total Interest-Bearing Liabilities ..    196,940          2,327           4.74%        152,480          1,699          4.52%

  Demand Deposits ........................     37,094                                        28,116
  Other Liabilities ......................        410                                           702
  Mark-to-Market Unrealized Gain (Loss) ..        561                                        (1,481)
  Shareholders' Equity ...................     21,505                                        20,038
                                            ---------                                     ---------
      Total Liabilities & Equity .........  $ 256,510                                     $ 199,855
                                            =========                                     =========

NET INTEREST INCOME (fully taxable basis) ...........          3,142                                        2,654
Tax-Equivalent Basis Adjustment (3) .................           (125)                                        (124)
                                                           ---------                                     ---------
NET INTEREST INCOME .................................      $   3,017                                     $  2,530
                                                           =========                                     ========
NET INTEREST MARGIN (fully taxable basis) ..........................           5.21%                                       5.59%
                                                                               =====                                       =====

(1) Includes nonperforming loans.
(2) Included in interest income are loan fees.
(3) The tax-equivalent basis adjustment was computed based on a Federal income tax rate of 34%.

                                      (16)

CARNEGIE BANCORP AND SUBSIDIARY
Analysis of Changes in Consolidated Net Interest Income

The Rate/Volume Analysis reflects the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods presented. This analysis is presented on a tax equivalent basis. Changes attributable to both volume and rate have been allocated proportionately.


                                                                THREE MONTHS ENDED MARCH 31, 1996
                                                                 COMPARED TO THREE MONTHS ENDED
                                                                         MARCH 31, 1995
                                                       -------------------------------------------------
                                                                     INCREASE  (DECREASE)
                                                       -------------------------------------------------
                                                        VOLUME        RATE           NET          VOLUME
                                                       --------     ---------      -------      --------
                                                                    (Dollars in thousands)
Interest Earned On:
  Federal Funds Sold ...........................       $    (9)      $    (2)      $     0      $   (11)
  Investment Securities:
    U. S. Government & Agencies ................           311           (13)            8          306
    State & Political Subdivisions .............            10           (11)            4            3
    Other Securities ...........................            46            14             1           61
                                                       -------       -------       -------      -------
        Total Investment Securities ............           367           (10)           13          370
                                                       -------       -------       -------      -------
  Loans: (1)(2)
    Comm'l Loans & Comm'l Mtgs .................           648            (3)           39          684
    Residential Mortgages ......................           (29)           50             5           26
    Home Equity Loans ..........................            65           (19)            2           48
    Installment Loans ..........................             1            (3)            1           (1)
                                                       -------       -------       -------      -------
        Total Loans ............................           685            25            47          757
                                                       -------       -------       -------      -------
        Total Interest Income ..................         1,043            13            60        1,116
                                                       -------       -------       -------      -------
Interest Paid On:
  Regular Savings ..............................             5             4             1           10
  NOW ..........................................            13             2             1           16
  Money Market Accounts ........................          (193)          (58)            7         (244)
  Commercial Certificates of Deposit ...........            25           (31)            6            0
  Consumer Certificates of Deposit .............           476           100             8          584
  Purchased Funds ..............................           294           (36)            4          262
                                                       -------       -------       -------      -------
        Total Interest Expense .................           620           (19)           27          628
                                                       -------       -------       -------      -------
        Net Interest Income ....................       $   423       $    32       $    33      $   488
                                                       =======       =======       =======      =======


(1) Includes nonperforming loans.
(2) Included in interest income are loan fees.

                                      (17)

PROVISION FOR LOAN LOSSES

The provision for loan losses increased by 87.0% to $172 thousand, for the first three months of 1996 compared to a provision of $92 thousand for the same period in 1995. The provision is the result of management's review of several factors, including increased loan balances and management's assessment of economic conditions, credit quality, loan administration effectiveness and other factors that would have an impact on future possible losses in the loan portfolio. The allowance for loan losses totaled $1.8 million, or 1.00% of total loans, and non-performing loans totaled $3.9 million, or 2.1% of total loans at March 31, 1996.

NON-INTEREST INCOME

Total non-interest income was $299 thousand for the first three months of 1996 compared to $160 thousand for the first three months of 1995, an increase of $139 thousand, or 86.9%. The increase was primarily attributable to net gains on investment securities sales amounting to $128 thousand. No sales of securities occurred during the same prior year quarter.

NON-INTEREST EXPENSE

Total non-interest expenses increased $446 thousand, or 24.3% for the three months ended March 31, 1996 compared to the same period in 1995. The increase was due primarily to increased employment resulting from branch expansion, as well as increases in occupancy expenses, equipment expenses and other expenses generally attributable to the Company's growth. Of this increase, employment costs increased $301 thousand, or 38.8%, and was attributable to increases in the number of employees from 77 full-time equivalents at March 31, 1995 to 112 full-time equivalents at March 31, 1996, as well as merit and cost of living adjustments. Although the number of employees increased by over 45% during these comparable periods, employee benefits increased by only 6% due primarily to cost savings realized with new medical and other insurance programs.

Occupancy expenses increased $118 thousand, or 56.5%, for the first three months of 1996 compared to the same period in 1995. The increase was attributable primarily to increased lease expense of $164 thousand and increased leasehold depreciation expenses of $34 thousand, offset by a reduction in occupancy relocation expenses of $84 thousand accrued during the first quarter of 1995. The increased lease expense and leasehold depreciation expense were attributable to additional costs resulting from the relocation to larger corporate headquarter facilities and the opening of two new branch offices as well as normal annual lease increases on other branch facilities. Furniture and equipment expenses increased $102 thousand, or 93.6% due primarily to depreciation on purchases of enhanced computer equipment, depreciation on replacements of other furniture and equipment, as well as depreciation costs associated with the new facilities.

Other expenses decreased $75 thousand, or 10.1%, for the first three months of 1996 compared to the first three months of 1995. The decrease was attributable to reduced FDIC insurance costs of $113 thousand, offset by increased costs attributable to the continued growth of the Company, which resulted in increased supplies, communications and professional expenses.

INCOME TAX EXPENSE

The Company recognized an income tax provision, which includes both Federal and State taxes, of $258 thousand for the three months ended March 31, 1996, for an effective income tax rate of 29.9%. This compared to $212 thousand, for an effective income tax rate of 27.7% for the same period in 1995. The increase in the effective tax rate is due primarily to an increase in the Company's taxable income, at the Federal tax rate of 34%, without a proportionate increase in tax-exempt income.

                                      (18)

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

                            NONE

Item 2.   Changes in Securities

                            NONE

Item 3.   Defaults Upon Senior Securities

                            NONE

Item 4.   Submission of Matters to a Vote of Security Holders

                             NONE

Item 5.   Other Information

          On April 12, 1996 Carnegie Bancorp announced that its Special Meeting of Shareholders to vote upon the proposed merger between Carnegie and Regent Bancshares Corp., tentatively scheduled for mid-May, has been postponed because Regent has not yet completed its financial statements for the year ended December 31, 1995. The audit of Regent's financial statements has been delayed because of inadequate information from a company servicing the automobile insurance premium financing portion of Regent's loan portfolio. Carnegie cannot yet determine the impact, if any, on the proposed merger.



Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits--Financial Data Schedule

          (b)  Reports on Form 8-K--

          The Registrant filed a current report on Form 8-K dated January 30, 1996 announcing its year end 1995 results and its first quarter 1996 dividend.

                                      (19)

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CARNEGIE BANCORP
                                         -----------------
                                           (Registrant)



Date: May 9, 1996                        By:      RICHARD ROSA
                                            ---------------------------
                                            Senior Vice President
                                            and Chief Financial Officer