Form 10QSB
period 1996-06-30
CARNEGIE BANCORP
filed 1996-08-14
CIK 915277

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

   (Mark One)

    X     Quarterly report pursuant to Section 13 or 15 (d) of the Securities
   ---    Exchange Act of 1934

          For the quarterly period ended June 30, 1996


          Transition report under Section 13 or 15 (d) of the Exchange Act
   ---
          For the transition period from   ____________ to ____________

          Commission file number          0-2456


                                CARNEGIE BANCORP
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  New Jersey                              22-3257100
        -------------------------------     ------------------------------------
        (State or other jurisdiction of     (I.R.S. Employer Identification No.)
        incorporation or organization)

                 619 Alexander Road, Princeton, New Jersey 08540
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (609) 520-0601
 -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
 -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X         No
                              ---             ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

    Common Stock, No Par - 1,843,926 shares outstanding as of August 5, 1996
    ------------------------------------------------------------------------

                                      INDEX

                         CARNEGIE BANCORP AND SUBSIDIARY


PART I.   FINANCIAL INFORMATION                                        PAGE NO.

Item 1.   Financial Statements

             Consolidated Condensed Balance Sheets at
             June 30, 1996 (Unaudited) and December 31, 1995              3

             Consolidated Condensed Statements of Income for the
             Six months ended June 30, 1996  and  1995 (Unaudited)        4

             Consolidated Condensed Statements of Cash Flows for the
             Six months ended June 30, 1996 and 1995 (Unaudited)          5

             Notes to Consolidated Condensed Financial Statements       6 - 10

Item 2. Management's Discussion and Analysis of Financial Condition 11 - 21 and Results of Operations

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                               22

Item 2.   Changes in Securities                                           22

Item 3.   Defaults Upon Senior Securities                                 22

Item 4.   Submission of Matters to a Vote of Security Holders             22

Item 5.   Other Information                                               23

Item 6.   Exhibits and Reports on Form 8-K                                23

             a.    Exhibit 27 - Financial Data Schedule                   23
             b.    Reports on Form 8-K                                    23


SIGNATURES                                                                24

CARNEGIE BANCORP AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                            June 30,
                                                                              1996     December 31,
                                                                           (Unaudited)    1995
                                                                           ----------- ------------
ASSETS                                                                         (000's omitted)
Cash and cash equivalents:
    Cash and due from banks ............................................   $  14,134    $  10,207
    Federal funds sold .................................................        --           --
- ------------------------------------------------------------------------   ---------    ---------
                 Total cash and cash equivalents .......................      14,134       10,207
- ------------------------------------------------------------------------   ---------    ---------
Investment Securities:
     Available for sale ................................................      36,533       70,577
     Held to maturity  (market value $23,498 at June 30, 1996) .........      23,964         --
- ------------------------------------------------------------------------   ---------    ---------
                 Total investment securities ...........................      60,497       70,577
- ------------------------------------------------------------------------   ---------    ---------
Loans, net of allowance for loan losses of $1,939 at June 30, 1996
    and $1,754 at December 31, 1995 ....................................     194,701      162,587
Premises and equipment, net ............................................       4,130        3,722
Other real estate owned ................................................          43         --
Accrued interest receivable and other assets ...........................       3,575        3,469
- ------------------------------------------------------------------------   ---------    ---------
                 Total Assets ..........................................   $ 277,080    $ 250,562
========================================================================   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
     Non-interest bearing demand deposits ..............................   $  48,656    $  40,944
     Interest bearing deposits:
           Savings deposits ............................................      77,099       70,430
           Other time deposits .........................................      55,854       54,327
           Certificates of deposit $100,000 and over ...................      38,432       44,500
- ------------------------------------------------------------------------   ---------    ---------
                 Total deposits ........................................     220,041      210,201
- ------------------------------------------------------------------------   ---------    ---------
Short-term borrowings ..................................................      20,048       17,500
Long-term debt .........................................................      14,425         --
Accrued interest payable and other liabilities .........................         884        1,067
- ------------------------------------------------------------------------   ---------    ---------
                 Total liabilities .....................................     255,398      228,768
- ------------------------------------------------------------------------   ---------    ---------

Commitments and contingencies
Stockholders' equity:
           Common stock, no par value, authorized 5,000,000
               shares; issued and outstanding 1,843,059 at
               June 30, 1996 and 1,754,441 at December 31, 1995 ........       9,215        8,772
           Capital surplus .............................................      11,864       10,869
           Undivided profits ...........................................       1,029        1,713
           Net unrealized holding gains/(losses) on securities
               available for sale ......................................        (426)         440
- ------------------------------------------------------------------------   ---------    ---------
                 Total stockholders' equity ............................      21,682       21,794
- ------------------------------------------------------------------------   ---------    ---------
                 Total Liabilities and
                      Stockholders' Equity .............................   $ 277,080    $ 250,562
========================================================================   =========    =========

See notes to consolidated condensed financial statements.

CARNEGIE BANCORP AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

                                                       Three Months Ended      Six Months Ended
                                                            June 30,                June 30,
                                                      --------------------    --------------------
                                                        1996        1995        1996        1995
                                                      --------    --------    --------    --------
                                                          (000's omitted except per share data)
Interest income:
    Loans, including fees .........................   $  4,515    $  3,724    $  8,767    $  7,219
    Federal funds sold ............................         11         288          21         309
    Investment securities:
         Taxable ..................................        967         553       1,806       1,025
         Tax-exempt ...............................        119         238         362         479
- ---------------------------------------------------   --------    --------    --------    --------
             Total interest income ................      5,612       4,803      10,956       9,032
- ---------------------------------------------------   --------    --------    --------    --------
Interest expense:
    Savings deposits ..............................        681         817       1,358       1,713
    Other time deposits ...........................        847         855       1,696       1,120
    Certificates of deposit $100,000 and over .....        535         536       1,026       1,027
    Borrowed funds ................................        392          70         702         117
- ---------------------------------------------------   --------    --------    --------    --------
             Total interest expense ...............      2,455       2,278       4,782       3,977
- ---------------------------------------------------   --------    --------    --------    --------

             Net interest income                         3,157       2,525       6,174       5,055

Provision for loan losses .........................        321         150         493         242
- ---------------------------------------------------   --------    --------    --------    --------
             Net interest income after provision
                for loan losses                          2,836       2,375       5,681       4,813
- ---------------------------------------------------   --------    --------    --------    --------
Non-interest income:
    Service fees on deposits ......................        108         119         198         219
    Other fees and commissions ....................         91         115         172         175
    Gain on sale of other real-estate owned .......        294        --           294        --
    Investment securities gains ...................        131         130         326         130
    Investment securities losses ..................        (36)       (132)       (103)       (132)
- ---------------------------------------------------   --------    --------    --------    --------
               Total non-interest income                   588         232         887         392
- ---------------------------------------------------   --------    --------    --------    --------
Non-interest expense:
    Salaries and wages ............................        979         616       1,841       1,189
    Employee benefits .............................        226         174         440         376
    Occupancy expense .............................        338         271         665         480
    Furniture and equipment .......................        233         131         444         240
    Other .........................................        792         766       1,458       1,507
- ---------------------------------------------------   --------    --------    --------    --------
               Total non-interest expense                2,568       1,958       4,848       3,792
- ---------------------------------------------------   --------    --------    --------    --------
               Income before income taxes                  856         649       1,720       1,413
Income tax expense ................................        292         166         550         378
- ---------------------------------------------------   --------    --------    --------    --------

               Net Income                             $    564    $    483    $  1,170    $  1,035
===================================================   ========    ========    ========    ========

Per Common Share:
    Net income - primary ..........................   $   0.29    $   0.26    $   0.59    $   0.57
    Net income - fully diluted ....................   $   0.28    $   0.26    $   0.59    $   0.57
    Cash Dividends ................................   $   0.12    $   0.12    $   0.24    $   0.24

Weighted average shares outstanding (in thousands):
    Primary .......................................      1,963       1,836       1,977       1,827
    Fully Duluted .................................      1,983       1,836       1,987       1,827


See notes to consolidated condensed financial statements.

CARNEGIE BANCORP AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                              Six Months Ended June 30,
                                                              -------------------------
                                                                  1996         1995
                                                                --------     --------
Cash flows from operating activities:                            (000's omitted)
   Net income ..............................................    $  1,170     $  1,035
   Adjustments to reconcile net income to net cash
        provided by operating activities:
             Depreciation and amortization .................         441          212
             Provision for loan losses .....................         493          242
             Accretion of investment discount ..............          (6)         (12)
             Amortization of investment premium ............         261           79
             Gain on sale of investment securities .........        (326)        (130)
             Loss on sale of investment securities .........         103          132
             Gain on sale of other real-estate owned .......        (294)        --
             Decrease (increase) in accrued interest
                   receivable and other assets .............          39         (486)
             Increase (decrease) in accrued interest payable
                   and other liabilities ...................        (183)          91
- ------------------------------------------------------------    --------     --------
                   Net cash provided by operating activities       1,698        1,163
- ------------------------------------------------------------    --------     --------
Cash flows from investing activities:
   Proceeds from sale of securities available-for-sale .....      27,402       12,527
   Proceeds from maturities and principal paydowns of
        investment securities ..............................       9,255          550
   Proceeds from sale of other real-estate owned ...........         622         --
   Purchase of securities available-for-sale ...............      (7,138)     (15,738)
   Purchase of securities held-to-maturity .................     (20,853)      (1,229)
   Net increase in loans made to customers .................     (32,611)      (7,766)
   Cash collected on previously charged-off loans ..........           4            4
   Additions to premises and equipment .....................        (849)      (1,599)
- ------------------------------------------------------------    --------     --------
                   Net cash used in investing activities ...     (24,168)     (13,251)
- ------------------------------------------------------------    --------     --------
Cash flows from financing activities:
   Net increase in deposits ................................       9,840       25,013
   Net increase in borrowed funds ..........................      16,973        5,000
   Net proceeds from common stock issued on
        exercise of options and warrants ...................          16          284
   Cash paid for dividends .................................        (432)        (418)
- ------------------------------------------------------------    --------     --------
                   Net cash provided by financing activities      26,397       29,879
- ------------------------------------------------------------    --------     --------
Net change in cash and cash equivalents ....................       3,927       17,791
Cash and cash equivalents as of beginning of year ..........      10,207        6,815
- ------------------------------------------------------------    --------     --------

Cash and cash equivalents as of end of period ..............    $ 14,134     $ 24,606
============================================================    ========     ========

Supplemental disclosures:
Cash paid during the period for:
   Interest ................................................    $  4,858     $  3,766
   Income taxes ............................................    $    466     $    591

See notes to consolidated condensed financial statements.

CARNEGIE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

NOTE A - BASIS OF PRESENTATION

Carnegie Bancorp ("the Company"), a bank holding company, was incorporated on October 6, 1993 with authorized capital of 5,000,000 shares of no par common stock. On April 12, 1994 the Company acquired 100 percent of the shares of Carnegie Bank, N.A. ("the Bank"). The transaction was accounted for in a manner similar to that of a pooling of interests.

The consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto as of and for the year ended December 31, 1995. The results for the three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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


NOTE B - INVESTMENT SECURITIES

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

Management determines the appropriate classification of securities at the time of purchase. At June 30, 1996 and December 31, 1995, a majority of the Company's investment securities was classified as available for sale. Due to this classification, the Company's stockholders' equity will be affected by changing interest rates which affect the market price of the Company's securities available for sale. At June 30, 1996, no investment securities were classified as trading securities.

The following tables present the book and market values of the Company's investment securities portfolio as of June 30, 1996 and December 31, 1995.

                                                                Investment Securities Portfolio

                                                                        June 30, 1996
                                        -----------------------------------------------------------------------------
                                            Securities Held to Maturity              Securities Available for Sale
                                        -----------------------------------       -----------------------------------
                                           Amortized           Market                Amortized             Market
                                             Cost              Value                   Cost                Value
                                        --------------     ----------------       --------------      ---------------
                                                                     (Dollars in thousands)
U. S. government & agencies ............       $9,034               $8,987               $6,486               $6,316
Mortgage-backed agencies ...............       14,930               14,511               24,878               24,443
States & political subdivisions ........            -                    -                  708                  708
Other securities .......................            -                    -                5,134                5,066
                                        --------------     ----------------       --------------      ---------------

Total investment securities ............      $23,964              $23,498              $37,206(1)           $36,533
                                        ==============     ================       ==============      ===============

(1) Net unrealized losses of $426 thousand, net of a tax benefit of $247 thousand, were reported as a reduction to stockholders' equity at June 30, 1996.

                                                                     December 31, 1995
                                        -----------------------------------------------------------------------------
                                            Securities Held to Maturity              Securities Available for Sale
                                        -----------------------------------       -----------------------------------
                                           Amortized           Market                Amortized             Market
                                             Cost              Value                   Cost                Value
                                        --------------     ----------------       --------------      ---------------
                                                                     (Dollars in thousands)
U. S. government .......................        $   -                $   -              $10,499              $10,565
Mortgage-backed agencies ...............            -                    -               36,843               36,811
States & political subdivisions ........            -                    -               19,075               19,805
Other securities .......................            -                    -                3,451                3,396
                                        --------------     ----------------       --------------      ---------------

Total investment securities ............           $0                   $0              $69,868(2)           $70,577
                                        ==============     ================       ==============      ===============

(2) Net unrealized gains of $440 thousand, net of a tax provision of $269 thousand, were reported as an increase to stockholders' equity at December 31, 1995.

CARNEGIE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued

In November 1995, the Financial Accounting Standards Board ("FASB") issued a special report entitled "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," herein referred to as "Special Report." The Special Report gave the Company a one-time opportunity to reconsider its ability and intent to hold securities to maturity, and allowed the Company to transfer securities from held-to-maturity to other categories without tainting its remaining held-to-maturity securities. Management evaluated all securities held-to-maturity and concluded that it is the intent of management to hold these securities for an indefinite period of time or to utilize these securities for tactical asset/liability purposes and sell them from time to time to effectively manage interest rate exposure and resultant prepayment risk and liquidity needs. Accordingly, on December 29, 1995, the Company moved all of its securities classified as held-to-maturity with a carrying value, fair value and unrealized gain of $22,876,000, $23,644,000 and $768,000, respectively, to available for sale. During the first six months of 1996, securities totaling $20,853,000 were classified as held-to-maturity and securities totaling $7,138,000 were classified as available-for-sale, on the date of purchase.

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the components of the loan portfolio as of June 30, 1996 and December 31, 1995.

                         Loan Portfolio By Type of Loan

                                         June 30, 1996        December 31, 1995
                                      -------------------    -------------------
                                       Amount        %        Amount        %
                                      --------     -----     --------     -----
                                                  (Dollars in thousands)
Commercial and financial .........    $ 60,293      30.7%    $ 44,432      27.0%
Real estate construction .........      15,003       7.6%      12,483       7.6%
Residential mortgage .............      22,167      11.3%      21,788      13.3%
Commercial mortgage ..............      91,474      46.5%      77,701      47.3%
Installment ......................       7,703       3.9%       7,937       4.8%
                                      --------     ------    --------     ------

                                      $196,640     100.0%    $164,341     100.0%
                                      ========     =====     ========     =====

The following table represents activity in the allowance for loan losses for the six month period ended June 30, 1996 and 1995.

                            Allowance For Loan Losses

                                                Six Months Ended
                                                   June 30,
                                      -----------------------------------
                                        1996                       1995
                                      --------                   --------
                                            (Dollars in thousands)
Balance - beginning of period           $1,754                     $1,400
Charge-offs                               (312)                       (44)
Recoveries                                   4                          4
                                      --------                   --------
Net (charge-offs) recoveries              (308)                       (40)
Provision for loan losses                  493                        242
                                      --------                   --------

Balance - end of period                 $1,939                     $1,602
                                      ========                   ========

CARNEGIE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued


NOTE D - RECENTLY ISSUED ACCOUNTING STANDARDS

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

Accounting for Stock-Based Compensation.
Issued in October, 1995, SFAS No. 123, "Accounting for Stock-Based Compensation", establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 gives companies the option of adopting a fair value based method of accounting for stock-based employee compensation or to continue to account for stock-based employee compensation as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has elected to continue to account for stock-based employee compensation in accordance with APB 25, as such, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting for stock-based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995, but must include disclosure of the effects of all awards granted in fiscal years that begin after December 15, 1994. Since SFAS No. 123 is a disclosure requirement only, its adoption did not have any effect on either the Company's financial condition or its results of operations. During 1995, the Company awarded to directors options to purchase up to 161,700 shares of the Company's common stock (as adjusted for subsequent stock dividends), and awarded to employees options to purchase up to 12,106 shares of the Company's common stock (as adjusted for subsequent stock dividends). The stock options were awarded at an exercise price equal to the market price of the stock on the grant date; therefore, no compensation expense was recognized. No stock options were awarded during the first six months of 1996.

NOTE E - RECLASSIFICATIONS

Certain amounts in the financial statements presented for prior periods have been reclassified to conform with the 1996 presentation.

CARNEGIE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued


NOTE F - DIVIDENDS

The Board of Directors declared both a stock dividend and a cash dividend in April, 1996. Stockholders of record on April 24, 1996 received a 5% stock dividend on May 15, 1996 and stockholders of record on May 20, 1996 received a $.12 per share cash dividend, paid on June 19, 1996. Weighted average shares outstanding and earnings per share have been adjusted to reflect the stock dividend.

NOTE G - MERGER DELAY

On April 12, 1996 Carnegie Bancorp announced that its Special Meeting of Shareholders to vote upon the proposed merger between Carnegie and Regent Bancshares Corp., scheduled for May 29, 1996, was postponed because Regent had not yet completed its financial statements for the year ended December 31, 1995. The audit of Regent's financial statements was delayed because of inadequate information from a company servicing the automobile insurance premium financing portion of Regent's loan portfolio.

On May 29, 1996 Regent reported that its results of operations for the year ended December 31, 1995 were a net loss of $3.13 million, a loss of $3.41 per share, compared to net income of $503 thousand, or $.22 per share, for the year ended December 31, 1994. The loss in 1995 was primarily the result of an increase in the provision for loan losses of $4.0 million attributable to delinquent automobile insurance premium finance loans to individuals.

Carnegie and Regent are currently negotiating an amendment to the Merger Agreement which Carnegie anticipates will provide for an exchange ratio of Carnegie securities for Regent securities based upon the relative book values of Carnegie and Regent as of a future date to be determined.

Although negotiations are ongoing, no assurances can be given that the parties will reach agreement on an amendment and that the proposed merger will be consumated.

CARNEGIE BANCORP AND SUBSIDIARY

Management's Discussion and Analysis of Financial Condition and Results of Operations


This financial review presents Management's discussion and analysis of financial condition and results of operations. It should be read in conjunction with the consolidated condensed financial statements and the accompanying notes.

FINANCIAL CONDITION

Total assets at June 30, 1996 increased by $26.5 million, or 10.6%, to $277.1 million compared to $250.6 million at December 31, 1995. Total assets averaged $263.3 million in the first six months of 1996, a $38.6 million increase, or 17.2%, from the 1995 full year average of $224.7 million. Average loans increased $31.1 million to $178.9 million in the first six months of 1996, or 21.0%, from the 1995 full year average of $147.8 million. Average investment securities increased by $11.2 million, or 19.3% to $69.3 million; average Federal funds sold decreased by $7.2 million, or 90.0% to $819 thousand; and the average of all other assets increased by $2.3 million, or 17.0% to $15.8 million during the first six months of 1996 compared to the full year 1995 averages.

These increases in average assets were funded primarily by a $17.2 million, or 8.6% increase in average deposits and a $19.6 million, or 400.0% increase in average borrowed funds, in addition to the reduction in average Federal funds sold, during the first six months of 1996 compared to the full year 1995 averages. Management has found the cost of borrowed funds to be lower than other available sources of funds.

Lending Activity

Total loans at June 30, 1996 were $196.6 million, a 19.7%, or $32.3 million increase from December 31, 1995. Average loans increased by $31.1 million, or 21.0%, to $178.9 million in the first six months of 1996 compared to the 1995 full year average. Changes in the composition of the average loan portfolio during the period included increases of $29.1 million in commercial loans and commercial mortgages, $2.3 million in residential mortgages and home equity loans and a decrease of $207 thousand in other installment loans. The 24.3% increase in average commercial loans and commercial mortgages is principally attributable to the greater penetration of the marketplace and an improvement in the general economic environment in New Jersey. Additionally, we opened a new branch office in Toms River, New Jersey, in the fourth quarter of 1995, a new office in Montgomery, New Jersey, and Langhorne, Pennsylvania, and a loan production office in Flemington, New Jersey during the first six months of 1996. Having strong regional lenders on site in these offices has helped to provide additional growth. Management intends to continue to pursue quality loans in all lending categories within our market area.

Allowance for Loan Losses

The allowance for loan losses was $1.9 million, or .99% of total loans at June 30, 1996 compared to $1.8 million, or 1.07% of total loans at December 31, 1995. The balance of non-performing loans, which includes non-accrual loans and excludes accruing loans past due 90 days or more of $470 thousand, was $3.3 million, or 1.7% of total loans at June 30, 1996. This compares to non-performing loans, excluding accruing loans past due 90 days or more of $298 thousand at December 31, 1995, of $4.0 million, or 2.5% of total loans.

The majority of the Company's loans are collateralized by real estate and personal guarantees. Asset quality is a major corporate objective and management believes that the total allowance for loan losses is adequate to absorb potential losses in the loan portfolio, although future changes in economic conditions, borrowers ability to repay their loans, regulatory requirements and other factors may require future additions to the allowance.

Investment Securities Activity

Average investment securities increased by $11.2 million in the first six months of 1996 compared to the 1995 full year average. Strong deposit growth during 1995 was primarily used to fund loan growth, and secondarily to increase the investment securities portfolio.

During the first six months of 1996, proceeds from the sale of securities available-for-sale amounted to $27.4 million, resulting in $223 thousand gain on the sales, and was offset by the purchase of $28.0 million in securities, of which $20.9 million were classified as held-to-maturity. During the first six months of 1995, proceeds from the sale of securities available-for-sale were $12.5 million, and the Company purchased $17.0 million of securities. Proceeds resulting from the cash flows of maturities and principal paydowns on mortgage-backed securities amounted to $9.3 million for the first six months of 1996 compared to $550 thousand for the first six months of 1995.

At June 30, 1996 net unrealized losses in the Company's available-for-sale securities portfolio amounted to $673 thousand and net unrealized losses in the held-to-maturity securities portfolio amounted to $466 thousand. Net unrealized losses of $426 thousand, net of a tax benefit of $247 thousand, were reported as a reduction to stockholders' equity at June 30, 1996.

Deposits

Average total deposits increased by $17.2 million, or 8.6%, to $216.3 million for the six months ended June 30, 1996 compared to the 1995 full year average of $199.1 million. Changes in the average deposit mix include a $1.4 million, or 3.8% increase in certificates of deposit over $100 thousand; a $6.1 million, or 9.5% decrease in money market deposit accounts; a $12.0 million, or 24.0% increase in consumer certificates of deposit; a $.9 million, or 26.5% increase in regular savings; a $2.1 million, or 16.5% increase in NOW account deposits; and a $6.9 million, or 21.4% increase in non-interest bearing demand deposits.

Deposits are obtained primarily from the market areas which the Company serves. As of June 30, 1996 the Company did not have any brokered deposits and neither solicited nor offered premiums for such deposits.

Liquidity

Liquidity is a measurement of the Company's ability to meet present and future funding obligations and commitments. The Company adjusts the liquidity levels in order to meet funding needs for deposit outflows, repayment of borrowings, when applicable, and the funding of loan commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/ liability objectives. Principal sources of liquidity are deposit generation, access to purchased funds including Federal Home Loan Bank borrowings, maturities and repayments of loans and investment securities, net interest income and fee income. Liquid assets (consisting of cash, Federal funds sold and investment securities classified as available-for-sale) comprised 18.3% and 32.2% of the Company's total assets at June 30, 1996 and December 31, 1995, respectively.

As shown in the Consolidated Condensed Statements of Cash Flows, the Company's primary source of funds at June 30, 1996 was from borrowed funds and secondarily through deposit growth. Borrowed funds increased $17.0 million and $5.0 million, respectively, and total deposits increased $9.8 million and $25.0 million, respectively for the six months ended June 30, 1996 and 1995. At June 30, 1996 the Company utilized borrowed funds as a temporary funding source for loan growth until sufficient deposits are generated from three recently opened branch offices in Toms River, New Jersey, Montgomery, New Jersey and Langhorne Pennsylvannia. A new branch is scheduled to open in Flemington on August 19, 1996.

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

Effective March 1, 1995, Carnegie Bank, N.A. became a member of the Federal Home Loan Bank of New York. An overnight line of credit in the amount of $12.4 million is in place at June 30, 1996. In addition, subject to certain requirements, the Bank may also obtain longer term advances. The Bank may borrow in total up to 30% of the Bank's assets.

The Company believes that its liquidity position is sufficient to provide funds to meet future loan demand or the possible outflow of deposits, in addition to being able to adapt to changing interest rate conditions. Long term debt on the balance sheet as of June 30, 1996 totalling $14.4 million is matched against specific loans or investments, for asset and liability management purposes.


Capital Resources

Stockholders' equity decreased by $112 thousand at June 30, 1996 compared to December 31, 1995. The changes in stockholders' equity during the six months ended June 30, 1996 were comprised of net income of $1.17 million; a change of $866 thousand (net of tax provision) in unrealized holding gains/(losses) in the Company's portfolio of securities available-for-sale as a $440 thousand unrealized gain became a $426 thousand unrealized loss; and was further reduced by cash dividends paid of $432 thousand and increased by $16 thousand in proceeds from exercised options and warrants.

During the first six months of 1996, the Company paid $432 thousand, or 36.9% of net income in cash dividends compared to $418 thousand, or 40.4% for the same period in 1995. The Company also declared a stock dividend in April, 1996 and a cash dividend in May, 1996. Stockholders of record on April 24, 1996 received a 5% stock dividend on May 15, 1996 and stockholders of record on May 20, 1996 received a $.12 per share cash dividend, paid on June 19, 1996.

On August 16, 1994 the Company issued, through a public offering, 690,000 units. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $15.09 for a period of three years from the date of issuance. As adjusted for the Company's 1995 5% stock dividend, 1996 5% stock dividend and exercised warrants, there are warrants to purchase 759,350 shares, outstanding at June 30, 1996 at an exercise price of $13.69 per share.

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

The following table summarizes the risk-based and leverage capital ratios for the Company and the Bank at June 30, 1996, as well as the regulatory required minimum and "well-capitalized" capital ratios:

                                  June 30, 1996            Regulatory Requirements
                            ----------------------  -----------------------------------
                              Company       Bank        Minimum      "Well Capitalized"
                            -----------  ---------  ---------------  ------------------
Risk-based Capital:
   Tier I capital ratio....   10.81%        9.23%           4.00%               6.00%
   Total capital ratio.....   11.76%       10.18%           8.00%              10.00%

Leverage ratio.............    8.16%        6.96%     3.00%-5.00%      5.0% or greater

As noted in the above table, the Company's and the Bank's capital ratios exceed the regulatory requirements of a "well-capitalized" institution.

RESULTS OF OPERATIONS for the six months ended June 30, 1996 compared to the six months ended June 30, 1995

Net Income

The Company earned $1.2 million, or $0.59 net income per share on a primary basis and fully diluted basis, for the six months ended June 30, 1996 compared to $1.0 million, or $0.57 for both primary and fully diluted net income per share, for the six months ended June 30, 1995, an increase of $135 thousand, or 13.0%. The increase in net income was primarily due to a $1.1 million, or 21.6%, increase in net interest income, and a $495 thousand, or 126.3%, increase in non-interest income. These items were partially offset by a higher loan loss provision which increased $251 thousand, or 103.7%, a $1.0 million, or 26.3% increase in non-interest expenses and a $172 thousand, or 45.5% increase in income tax provision.

Net Interest Income

Net interest income on a fully tax-equivalent ("FTE") basis, which adjusts for the tax-exempt status of income earned on certain investments to express such income as if it were taxable, increased $1.1 million, or 20.8% for the six months ended June 30, 1996 compared to the same prior year period.

Interest income on a "FTE" basis, increased $1.8 million, or 19.4%, to $11.1 million for the six months ended June 30, 1996 compared to $9.3 million for the same period in 1995. The improvement in interest income was primarily due to volume increases in the loan portfolio and investment securities portfolio, which produced an increase in interest income on loans of $1.7 million and an increase in interest income on investment securities of $614 thousand. Interest income was further increased by $62 thousand due to one additional day during the first quarter of 1996; reduced by $285 thousand due to volume reductions in Federal Funds sold; and reduced by $240 thousand due to interest yield reductions.

Interest expense increased $805 thousand, or 20.2%, for the six months ended June 30, 1996 compared to the same prior year period. The increase in interest expense was due to volume increases which accounted for $1.2 million, and an increase of $28 thousand attributable to one additional day during the first quarter of 1996, offset by a reduction in interest expense of $378 thousand due to rate decreases.

The interest expense increase due to volume occurred primarily in consumer certificates of deposit which accounted for $668 thousand, borrowed funds increases which accounted for $639 thousand, interest expense increases in other deposits of $110 thousand and was offset by a reduction of $262 thousand due to decreased money market account volume. The interest expense reduction due to rates was due to generally lower market costs for funds.

The following tables titled "Consolidated Average Balance Sheets with Resultant Interest and Average Rates" and "Analysis of Changes in Consolidated Net Interest Income" present by category the major factors that contributed to the changes in net interest income for the quarter ended June 30, 1996 and six months ended June 30, 1996 compared to the respective prior year period.

CARNEGIE BANCORP AND SUBSIDIARY
Consolidated Average Balance Sheets with Resultant Interest and Average Rates

                                                                 Three Months Ended                     Three Months Ended
                                                                    June 30, 1996                          June 30, 1995
                                                         -----------------------------------    -----------------------------------
                                                          Average      Interest     Average      Average      Interest     Average
                                                          Balance       Earned        Rate       Balance       Earned        Rate
                                                         ---------    ---------    ---------    ---------    ---------    ---------
ASSETS
======================================================
                                                                                   (Dollars in thousands)
Earning Assets:
   Federal Funds Sold ................................   $     827    $      11         5.34%   $  19,288    $     288         5.99%
   Investment Securities:
       U. S. Government & Agencies ...................      53,169          898         6.77%      30,668          523         6.84%
       State & Political Subdivisions (3) ............       9,817          180         7.37%      18,009          361         8.04%
       Other Securities ..............................       5,124           69         5.40%       2,552           30         4.72%
                                                         ---------    ---------    ---------    ---------    ---------    ---------
           Total Investment Securities ...............      68,110        1,147         6.76%      51,229          914         7.16%
                                                         ---------    ---------    ---------    ---------    ---------    ---------
   Loans:(1)(2)
       Comm'l Loans & Comm'l Mtgs ....................     156,757        3,841         9.83%     119,980        3,120        10.43%
       Residential Mortgages .........................      22,334          479         8.60%      22,329          458         8.23%
       Home Equity Loans .............................       5,387          124         9.23%       3,037           80        10.57%
       Installment Loans .............................       2,761           71        10.31%       2,788           66         9.50%
                                                         ---------    ---------    ---------    ---------    ---------    ---------
           Total Loans ...............................    187,239.        4,515         9.67%     148,134        3,724        10.08%
                                                         ---------    ---------    ---------    ---------    ---------    ---------

      Total Earning Assets ...........................     256,176        5,673         8.88%     218,651        4,926         9.04%

Non-Interest Earning Assets:
   Loan Loss Reserve .................................      (1,847)                                (1,529)
   Securities Avail for Sale Valuation ...............        (344)                                (1,542)
   All Other Assets ..................................      16,020                                 14,544
                                                         ---------                              ---------

      Total Assets ...................................   $ 270,005                              $ 230,124
                                                         =========                              =========

LIABILITIES & EQUITY
======================================================
Interest-Bearing Liabilities:
   Regular Savings ...................................       4,710           41         3.49%       3,246           27         3.34%
   NOW ...............................................      16,351           99         2.43%      17,505          157         3.60%
   Money Market Accounts .............................      55,278          541         3.93%      62,060          633         4.09%
   Commercial Certificates of Deposit ................      40,151          535         5.34%      36,157          536         5.95%
   Consumer Certificates of Deposit ..................      63,274          847         5.37%      55,973          855         6.13%
   Borrowed Funds ....................................      26,696          392         5.89%       4,505           70         6.23%
                                                         ---------    ---------    ---------    ---------    ---------    ---------

      Total Interest-Bearing Liabilities .............     206,460        2,455         4.77%     179,446        2,278         5.09%

   Demand Deposits ...................................      41,241                                 30,134
   Other Liabilities .................................         580                                  1,036
   Mark-to-Market Unrealized Gain (Loss) .............        (218)                                  (976)
   Shareholders' Equity ..............................      21,942                                 20,484
                                                         ---------                              ---------

      Total Liabilities & Equity .....................   $ 270,005                              $ 230,124
                                                         =========                              =========

NET INTEREST INCOME (fully taxable basis) ............                    3,218                                  2,648
Tax-Equivalent Basis Adjustment (3) ..................                      (61)                                  (123)
                                                                      ---------                              ---------

NET INTEREST INCOME ..................................                $   3,157                              $   2,525
                                                                      =========                              =========

NET INTEREST MARGIN (fully taxable basis) ............                                  5.04%                                  4.86%
                                                                                   =========                              =========

(1) Includes nonperforming loans.
(2) Included in interest income are loan fees.
(3) The tax-equivalent basis adjustment was computed based on a Federal income tax rate of 34%.

CARNEGIE BANCORP AND SUBSIDIARY
Consolidated Average Balance Sheets with Resultant Interest and Average Rates

                                                                   Six Months Ended                       Six Months Ended
                                                                    June 30, 1996                          June 30, 1995
                                                         -----------------------------------    -----------------------------------
                                                          Average      Interest     Average      Average      Interest     Average
                                                          Balance       Earned        Rate       Balance       Earned        Rate
                                                         ---------    ---------    ---------    ---------    ---------    ---------
ASSETS
======================================================
                                                                                      (Dollars in thousands)
Earning Assets:
   Federal Funds Sold ................................   $     819    $      21        5.14%    $  10,415    $     309        5.98%
   Investment Securities:
       U. S. Government & Agencies ...................      49,904        1,654        6.65%       29,134          973        6.73%
       State & Political Subdivisions(3) .............      14,299          548        7.69%       18,143          726        8.07%
       Other Securities ..............................       5,052          152        6.03%        2,083           52        5.03%
                                                         ---------    ---------       -----     ---------    ---------       -----
           Total Investment Securities ...............      69,254        2,354        6.82%       49,360        1,751        7.15%
                                                         ---------    ---------       -----     ---------    ---------       -----
   Loans: (1) (2)
       Comm'l Loans & Comm'l Mtgs ....................     148,673        7,395        9.98%      117,104        5,990       10.32%
       Residential Mortgages .........................      22,219          993        8.96%       22,913          947        8.33%
       Home Equity Loans .............................       5,316          243        9.17%        2,900          151       10.50%
       Installment Loans .............................       2,717          136       10.04%        2,715          131        9.73%
                                                         ---------    ---------       -----     ---------    ---------       -----
           Total Loans ...............................     178,925        8,767        9.83%      145,632        7,219       10.00%
                                                         ---------    ---------       -----     ---------    ---------       -----

      Total Earning Assets ...........................     248,998       11,142        8.97%      205,407        9,279        9.11%

Non-Interest Earning Assets:
   Loan Loss Reserve .................................      (1,815)                                (1,480)
   Securities Avail for Sale Valuation ...............         273                                 (1,942)
   All Other Assets ..................................      15,802                                 13,005
                                                         ---------                              ---------

      Total Assets ...................................   $ 263,258                              $ 214,990
                                                         =========                              =========

LIABILITIES & EQUITY
======================================================

Interest-Bearing Liabilities:
   Regular Savings ...................................       4,342           73        3.37%        3,228           49        3.06%
   NOW ...............................................      14,750          176        2.39%       14,183          218        3.10%
   Money Market Accounts .............................      57,790        1,109        3.85%       70,554        1,446        4.13%
   Commercial Certificates of Deposit ................      38,237        1,026        5.38%       35,348        1,027        5.86%
   Consumer Certificates of Deposit ..................      62,045        1,696        5.48%       38,862        1,120        5.81%
   Borrowed Funds ....................................      24,538          702        5.74%        3,798          117        6.21%
                                                         ---------    ---------       -----     ---------    ---------       -----

      Total Interest-Bearing Liabilities .............     201,700        4,782        4.75%      165,973        3,977        4.83%

   Demand Deposits ...................................      39,168                                 29,131
   Other Liabilities .................................         495                                    869
   Mark-to-Market Unrealized Loss ....................         172                                 (1,227)
   Shareholders' Equity ..............................      21,724                                 20,244
                                                         ---------                              ---------

      Total Liabilities & Equity .....................   $ 263,258                              $ 214,990
                                                         =========                              =========

NET INTEREST INCOME (fully taxable basis) ............                    6,360                                  5,302
Tax-Equivalent Basis Adjustment (3) ..................                     (186)                                  (247)
                                                                      ---------                              ---------

NET INTEREST INCOME ..................................                $   6,174                              $   5,055
                                                                      =========                              =========

NET INTEREST MARGIN (fully taxable basis) ............                                 5.12%                                  5.21%
                                                                                       ====                                   ====

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

                                                  Three Months Ended June 30, 1996          Six Months Ended June 30, 1996
                                                   Compared to Three Months Ended           Compared to Six Months Ended
                                                            June 30, 1995                            June 30, 1995
                                                  -------------------------------     ------------------------------------------
                                                         Increase  (Decrease)                     Increase (Decrease)
                                                  -------------------------------     ------------------------------------------
                                                   Volume       Rate        Net        Volume       Rate       Time        Net
                                                  -------     -------     -------     -------     -------     -------    -------
                                                         (Dollars in thousands)                 (Dollars in thousands)
Interest Earned On:
   Federal Funds Sold .........................   ($  276)    ($    1)    ($  277)    ($  285)    ($    3)    $     0    ($  288)
   Investment Securities:
       U. S. Government & Agencies ............       384          (9)        375         694         (22)          9        681
       State & Political Subdivisions .........      (165)        (16)       (181)       (154)        (27)          3       (178)
       Other Securities .......................        30           9          39          74          25           1        100
                                                  -------     -------     -------     -------     -------     -------    -------
           Total Investment Securities ........       249         (16)        233         614         (24)         13        603
                                                  -------     -------     -------     -------     -------     -------    -------

   Loans: .....................................        (1)         (2)
       Comm'l Loans & Comm'l Mtgs .............       956        (235)        721       1,615        (252)         42      1,405
       Residential Mortgages ..................         0          21          21         (29)         70           5         46
       Home Equity Loans ......................        62         (18)         44         126         (35)          1         92
       Installment Loans ......................        (1)          6           5           0           4           1          5
                                                  -------     -------     -------     -------     -------     -------    -------
           Total Loans ........................     1,017        (226)        791       1,712        (213)         49      1,548
                                                  -------     -------     -------     -------     -------     -------    -------

      Total Interest Income ...................       990        (243)        747       2,041        (240)         62      1,863
                                                  -------     -------     -------     -------     -------     -------    -------

Interest Paid On:
   Regular Savings ............................        12           2          14          17           7           0         24
   NOW ........................................       (10)        (48)        (58)          9         (52)          1        (42)
   Money Market Accounts ......................       (69)        (23)        (92)       (262)        (82)          7       (337)
   Commercial Certificates of Deposit .........        59         (60)         (1)         84         (91)          6         (1)
   Consumer Certificates of Deposit ...........       112        (120)         (8)        668        (102)         10        576
   Borrowed Funds .............................       345         (23)        322         639         (58)          4        585
                                                  -------     -------     -------     -------     -------     -------    -------

      Total Interest Expense ..................       449        (272)        177       1,155        (378)         28        805
                                                  -------     -------     -------     -------     -------     -------    -------

      Net Interest Income .....................   $   541     $    29     $   570     $   886     $   138     $    34    $ 1,058
                                                  =======     =======     =======     =======     =======     =======    =======

(1) Includes nonperforming loans.
(2) Included in interest income are loan fees.

Provision for Loan Losses

The provision for loan losses increased by 103.7% to $493 thousand, for the first six months of 1996 compared to a provision of $242 thousand for the same period in 1995. The provision is the result of management's review of several factors, including increased loan balances and management's assessment of economic conditions, credit quality, loan administration effectiveness and other factors that would have an impact on future possible losses in the loan portfolio. The allowance for loan losses totaled $1.9 million, or 0.99% of total loans, and 58% of non-performing loans, and non-performing loans totaled $3.3 million, or 1.7% of total loans at June 30, 1996.

Non-Interest Income

Total non-interest income was $887 thousand for the first six months of 1996 compared to $392 thousand for the first six months of 1995, an increase of $495 thousand, or 126.3%. The increase was primarily attributable to net gains on investment securities sales amounting to $223 thousand, and $294 thousand attributable to gains on sale of other real-estate owned compared to net losses on investment securities sales of $2 thousand during the first six months of 1995.

Non-Interest Expense

Total non-interest expenses increased $1.0 million, or 26.3% for the six months ended June 30, 1996 compared to the same period in 1995. The increase was due primarily to increased employment resulting from branch expansion as the Company opened 3 new branch offices and a loan production office since October 31, 1995, as well as increases in occupancy expenses, equipment expenses and other expenses generally attributable to the Company's growth. Of this increase, employment costs increased $652 thousand, or 54.8%, and was attributable to increases in the number of employees from 83 full-time equivalents at June 30, 1995 to 124 full-time equivalents at June 30, 1996, as well as merit and cost of living adjustments. Although the number of employees increased by over 49% during these comparable periods, employee benefits increased by only 17% due primarily to cost savings realized with new medical and other insurance programs.

Occupancy expenses increased $185 thousand, or 38.5%, for the first six months of 1996 compared to the same period in 1995. The increase was attributable primarily to increased lease expense of $194 thousand and increased leasehold depreciation expenses of $60 thousand , offset by a reduction in occupancy relocation expenses of $85 thousand accrued during the first quarter of 1995. The increased lease expense and leasehold depreciation expense were attributable to additional costs resulting from the relocation to larger corporate headquarter facilities and the opening of four new branch offices as well as normal annual lease increases on other branch facilities. Furniture and equipment expenses increased $204 thousand, or 85.0% due primarily to depreciation and maintenance costs on purchases of enhanced computer equipment, depreciation on replacements of other furniture and equipment, as well as depreciation and maintenance costs associated with the new facilities.

Other expenses decreased $49 thousand, or 3.3%, for the first six months of 1996 compared to the first six months of 1995. The decrease was attributable to reduced FDIC insurance costs of $224 thousand, offset by increased other expenses of $175 thousand, an increase of 13.7%, attributable to the continued growth of the Company, which resulted in increased supplies, communications and professional expenses.

Income Tax Expense

The Company recognized an income tax provision, which includes both Federal and State taxes, of $550 thousand for the six months ended June 30, 1996, for an effective income tax rate of 32.0%. This compared to $378 thousand, for an effective income tax rate of 26.8% for the same period in 1995. The increase in the effective tax rate is due primarily to an increase in the Company's taxable income, at the Federal tax rate of 34%, without a proportionate increase in tax-exempt income and the sale of substantially all of the Company's tax exempt securities during the second quarter of 1996.


RESULTS OF OPERATIONS for the three months ended June 30, 1996 compared to the three months ended June 30, 1995

Net Income

The Company earned $564 thousand, or $0.29 net income per share on a primary basis and $0.28 on a fully diluted basis for the quarter ended June 30, 1996 compared to $483 thousand, or $0.26 for both primary and fully diluted net income per share for the quarter ended June 30, 1995, an increase of $81 thousand, or 16.8%. The increase in net income was primarily due to a $632 thousand, or 25.0% increase in net interest income and a $356 thousand, or 153.4% increase in non-interest income; these items were partially offset by a $171 thousand, or 114.0% increase in loan loss provision; higher non-interest expenses which increased $610 thousand, or 31.2%; and increased income taxes of $126 thousand, or 75.9%.

Net Interest Income

Net interest income for the second quarter of 1996, on a "FTE" basis, increased $570 thousand, or 21.5%, compared to the second quarter of 1995. This improvement in net interest income resulted primarily from a higher level of earning assets as the net interest margin increased to 5.04% from 4.86%. The increase in the net interest margin resulted from higher yielding loan and investment securities volume and reduced lower yielding Fed Funds sold volume as the spread between earning assets and interest bearing liabilities increased from 3.95% in the second quarter of 1995 to 4.11% in the second quarter of 1996.

Average earning assets for the second quarter of 1996 increased by $37.5 million compared to the second quarter of 1995, primarily as a result of a $39.1 million, or 26.4% increase in average loans; and a $16.9 million, or 33.0% increase in average investment securities; offset by a $18.5 million, or 957.1% reduction in average Federal Funds sold. Funding for the growth in loans and investment securities came from deposit growth generated by the Company's maturing branch offices and utilization of Federal Funds sold and borrowed funds. Total average deposits increased $15.9 million, or 7.8%; Federal Funds sold decreased $18.5 million, or 957.1%; and borrowed funds increased $22.2 million, or 492.6%.

Provision for Loan Losses

The provision for loan losses was $321 thousand in the second quarter of 1996 compared to $150 thousand in the same period of 1995. The provision for loan losses is a result of loan growth and management's assessment of economic conditions, credit quality, loan administration effectiveness and other factors that would have an impact on possible losses in the loan portfolio. Asset quality is a major corporate objective and management believes that the total allowance for loan losses is adequate to absorb potential losses in the loan portfolio.

Non-Interest Income

Total non-interest income increased $356 thousand, or 153.4%, to $588 thousand for the second quarter of 1996 compared to $232 thousand for the same quarter of 1995. The increase is attributable to net gains on investment securities sales amounting to $95 thousand and $294 thousand attributable to a gain on sale of other real-estate owned, compared to net losses on investment securities sales of $2 thousand during the second quarter of 1995. These gains were offset by a reduction in service fees on deposits of $11 thousand and a reduction in other fees and commissions of $24 thousand.

Non-Interest Expense

Total non-interest expense increased $610 thousand, or 31.2%, for the second quarter of 1996 compared to the same quarter in 1995. The increase is primarily due to increased employment expenses, as well as increases in occupancy expenses, equipment expenses and other expenses generally attributable to the Company's growth. During the fourth quarter of 1995, a new branch was opened in Toms River, New Jersey. Additionally, during the first six months of 1996, a new branch was opened in Montgomery, New Jersey and Longhorne, Pennsylvania, and a loan office was opened in Flemington, New Jersey.

Employment costs increased $415 thousand, or 52.5%, for the second quarter of 1996 compared to the same quarter in 1995 due primarily to increased staffing resulting from growth and the opening of four additional branch offices.

Occupancy expenses increased $67 thousand, or 24.7%, for the second quarter of 1996 compared to the second quarter of 1995. The increase is attributable primarily to increased lease expense of $30 thousand incurred for the new branch offices as well as normal annual lease increases on other branch facilities and an increase of $26 thousand in leasehold depreciation on these facilities.

Furniture and equipment expenses increased $102 thousand, or 77.9%, due primarily to depreciation on purchases of new computer equipment and other furniture and equipment, which amounted to $86 thousand, and increased maintenance costs which amounted to $16 thousand.

Other expenses increased $26 thousand, or 3.4%, for the second quarter of 1996 compared to the second quarter of 1995. The increase was attributable to the continued growth of the Company, which resulted in increased supplies, communications and professional expenses, and was offset by a reduction in FDIC insurance premium to $1 thousand in the second quarter of 1996 compared to $113 thousand in the same prior year quarter.

Income Tax Expense

The Company recognized an income tax provision, which includes both Federal and State taxes, of $292 thousand for the second quarter of 1996, for an effective income tax rate of 34.1%. This compared to $166 thousand, for an effective income tax rate of 25.6%, for the same quarter in 1995. The increase in the effective tax rate is due to the sale of substantially all of the Company's tax-exempt municipal securities portfolio during the second quarter of 1996.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings - NONE

Item 2. Changes in Securities - NONE

Item 3. Defaults Upon Senior Securities - NONE

Item 4. Submission of Matters to a Vote of Security Holders

        The annual meeting of shareholders of Carnegie Bancorp was held on May 29, 1996. The following were the results of voting for directors to one year terms:


                                  Note: Shares Outstanding were 1,755,541

                                                                   Votes
                  Director              Votes For                Withheld
        -------------------------   -------------------    ---------------------

        Theodore H. Dolci, Jr.               1,235,660                    3,029
        Michael E. Golden                    1,235,660                    3,029
        Thomas L. Gray, Jr.                  1,235,660                    3,029
        Bruce A. Mahon                       1,235,560                    3,129
        Joseph J. Oakes, III                 1,235,660                    3,029
        James E. Quackenbush                 1,235,660                    3,029
        Steven L. Shapiro                    1,235,660                    3,029
        Mark A. Wolters                      1,235,660                    3,029
        Shelly M. Zeiger                     1,235,660                    3,029


        APPROVED
        The following were the results of voting on Proposal No. 2 - Approval of the Carnegie Bancorp 1995 Directors Stock Option Plan, which provides for options to purchase up to 161,700 shares of the Company's common stock, to be issued to directors of the Company or its subsidiaries:

                                             Votes               Percentage
                                       -------------------  -------------------
                           For.........       905,322              51.6%
                           Against.....        54,103               3.1%
                           Abstain.....        34,889               2.0%
                           Non-vote....       244,375              13.9%

        APPROVED
        The following were the results of voting on Proposal No. 3 - Approval of the Carnegie Bancorp 1995 Employee Stock Option Plan, which provides for options to purchase up to 12,106 shares of the Company's common stock, to be issued to employees of the Company or its subsidiaries:

                                             Votes               Percentage
                                       -------------------  -------------------
                           For.........      939,600               53.5%
                           Against.....       49,950                2.8%
                           Abstain.....       13,310                0.8%
                           Non-vote....      235,829               13.4%

Item 5. Other Information

        On April 12, 1996 Carnegie Bancorp announced that its Special Meeting of Shareholders to vote upon the proposed merger between Carnegie and Regent Bancshares Corp., scheduled for mAY 29, 1996, was postponed because Regent has not yet completed its financial statements for the year ended December 31, 1995. The audit of Regent's financial statements was delayed because of inadequate information from a company servicing the automobile insurance premium financing portion of Regent's loan portfolio.

        On May 29, 1996 Regent reported that its results of operations for the year ended December 31, 1995 were a net loss of $3.13 million, or $3.41 per share, compared to net income of $503 thousand, or $.22 per share, for the year ended December 31, 1994. The loss in 1995 was primarily the result of an increase in the provision for loan losses of $4.0 million attributable to delinquent automobile insurance premium finance loans to individuals.

        Carnegie and Regent are currently negotiating an amendment to the Merger Agreement which Carnegie anticipates will provide for an exchange ratio of Carnegie securities for Regent securities based upon the relative book values of Carnegie and Regent as of a future date to be determined. Although negotiations are ongoing, no assurances can be given that the parties will reach agreement on an amendment and that the merger will be consumated.


Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits -  Financial Data Schedule

        (b)  Reports on Form 8-K -

        The Registrant filed a current report on Form 8-K dated April 12, 1996 announcing its first quarter results of operations.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CARNEGIE BANCORP
                                             (Registrant)


Date:   August 12, 1996                By:            RICHARD ROSA
                                           ===================================
                                                 Senior Vice President
                                              and Chief Financial Officer