Form 10QSB
period 1996-09-30
CARNEGIE BANCORP
filed 1996-11-14
CIK 915277

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

     (Mark One)

          X Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1996

               Transition report under Section 13 or 15 (d) of the Exchange Act

               For the transition period from _____________ to ______________

               Commission file number             0-2456


                                CARNEGIE BANCORP
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               New Jersey                              22-3257100
     -------------------------------     ------------------------------------
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

                 619 Alexander Road, Princeton, New Jersey 08540
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (609) 520-0601
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

Common Stock, No Par - 1,845,026 shares outstanding as of November 1, 1996

                                      INDEX

                         CARNEGIE BANCORP AND SUBSIDIARY





PART I.   FINANCIAL INFORMATION                                         PAGE NO.
-------   ---------------------                                         --------

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets at September 30, 1996
          (Unaudited) and December 31, 1995                                 3

          Consolidated Condensed Statements of Income for the nine
          months ended September 30, 1996 and 1995 (Unaudited)              4

          Consolidated Condensed Statements of Cash Flows for the nine
          months ended September 30, 1996 and 1995 (Unaudited)              5

          Notes to Consolidated Condensed Financial Statements            6 - 12


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      13 - 25



PART II.  OTHER INFORMATION
--------  -----------------

Item 1.   Legal Proceedings                                                 26

Item 2.   Changes in Securities                                             26

Item 3.   Defaults Upon Senior Securities                                   26

Item 4.   Submission of Matters to a Vote of Security Holders               26

Item 5.   Other Information                                                 26

Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibit 27 - Financial Data Schedule                         26
          b.    Reports on Form 8-K                                         26


SIGNATURES                                                                  27


                                    (2)

CARNEGIE BANCORP AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                         September 30,
                                                                                             1996        December 31,
                                                                                         (Unaudited)         1995
                                                                                        -------------    -------------
ASSETS                                                                                         (000's omitted)
Cash and cash equivalents:
    Cash and due from banks .........................................................   $      16,242    $      10,207
    Federal funds sold ..............................................................           5,525             --
-------------------------------------------------------------------------------------   -------------    -------------
                  Total cash and cash equivalents ...................................          21,767           10,207
-------------------------------------------------------------------------------------   -------------    -------------
Investment Securities:
      Available for sale ............................................................          30,027           70,577
      Held to maturity  (market value $23,308 at September 30, 1996) ................          23,655             --
-------------------------------------------------------------------------------------   -------------    -------------
                  Total investment securities .......................................          53,682           70,577
-------------------------------------------------------------------------------------   -------------    -------------
Loans, net of allowance for loan losses of $2,492 at September 30, 1996
    and $1,754 at December 31, 1995 .................................................         241,153          162,587
Premises and equipment, net .........................................................           4,099            3,722
Other real estate owned .............................................................             343             --
Accrued interest receivable and other assets ........................................           4,410            3,469
-------------------------------------------------------------------------------------   -------------    -------------
                  Total Assets ......................................................   $     325,454    $     250,562
-------------------------------------------------------------------------------------   -------------    -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Non-interest bearing demand deposits ..........................................   $      42,166    $      40,944
      Interest bearing deposits:
            Savings deposits ........................................................          73,586           70,430
            Other time deposits .....................................................          92,498           54,327
            Certificates of deposit $100,000 and over ...............................          49,699           44,500
-------------------------------------------------------------------------------------   -------------    -------------
                  Total deposits ....................................................         257,949          210,201
-------------------------------------------------------------------------------------   -------------    -------------
Short-term borrowings ...............................................................          30,000           17,500
Long-term debt ......................................................................          14,425             --
Accrued interest payable and other liabilities ......................................           1,163            1,067
-------------------------------------------------------------------------------------   -------------    -------------
                  Total liabilities .................................................         303,537          228,768
-------------------------------------------------------------------------------------   -------------    -------------
Commitments and contingencies .......................................................            --               --
Stockholders' equity:
            Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 1,843,926 at September 30, 1996
                and 1,754,441 at December 31, 1995 ..................................           9,220            8,772
            Capital surplus .........................................................          11,868           10,869
            Undivided profits .......................................................           1,226            1,713
            Net unrealized holding gains (losses) on securities available for sale ..            (397)             440
-------------------------------------------------------------------------------------   -------------    -------------
                  Total stockholders' equity ........................................          21,917           21,794
-------------------------------------------------------------------------------------   -------------    -------------
                  Total Liabilities and
                       Stockholders' Equity .........................................   $     325,454    $     250,562
=====================================================================================   =============    =============


See notes to consolidated condensed financial statements.


                                    (3)

CARNEGIE BANCORP AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

                                                                            Three Months Ended           Nine Months Ended
                                                                               September 30,               September 30,
                                                                         -------------------------   --------------------------
                                                                            1996          1995          1996           1995
                                                                         -----------   -----------   -----------    -----------
                                                                                  (000's omitted except per share data)
Interest income:
          Loans, including fees ......................................   $     5,210   $     3,635   $    13,977    $    10,854
          Federal funds sold .........................................            18           160            39            469
          Investment securities:
                   Taxable ...........................................         1,007           627         2,813          1,652
                   Tax-exempt ........................................            12           244           374            723
----------------------------------------------------------------------   -----------   -----------   -----------    -----------
                      Total interest income ..........................         6,247         4,666        17,203         13,698
----------------------------------------------------------------------   -----------   -----------   -----------    -----------
Interest expense:
          Savings deposits ...........................................           628           704         1,986          2,417
          Other time deposits ........................................           894           970         2,590          2,090
          Certificates of deposit $100,000 and over ..................           516           522         1,542          1,549
          Borrowed funds .............................................           644            10         1,346            127
----------------------------------------------------------------------   -----------   -----------   -----------    -----------
                      Total interest expense .........................         2,682         2,206         7,464          6,183
----------------------------------------------------------------------   -----------   -----------   -----------    -----------

                      Net interest income ............................         3,565         2,460         9,739          7,515

Provision for loan losses ............................................           668          --           1,161            242
----------------------------------------------------------------------   -----------   -----------   -----------    -----------
                      Net interest income after provision
                         for loan losses .............................         2,897         2,460         8,578          7,273
----------------------------------------------------------------------   -----------   -----------   -----------    -----------
Non-interest income:
          Service fees on deposits ...................................           108           113           306            332
          Other fees and commissions .................................            86            66           258            241
          Gain on sale of other real-estate owned ....................          --            --             294           --
          Investment securities gains ................................            82          --             399            130
          Investment securities losses ...............................          --            --             (94)          (132)
----------------------------------------------------------------------   -----------   -----------   -----------    -----------
                      Total non-interest income ......................           276           179         1,163            571
----------------------------------------------------------------------   -----------   -----------   -----------    -----------
Non-interest expense:
          Salaries and wages .........................................           982           702         2,823          1,891
          Employee benefits ..........................................           212           180           652            556
          Occupancy expense ..........................................           371           279         1,036            759
          Furniture and equipment ....................................           240           155           684            395
          Other ......................................................           695           627         2,153          2,134
----------------------------------------------------------------------   -----------   -----------   -----------    -----------
                      Total non-interest expense .....................         2,500         1,943         7,348          5,735
----------------------------------------------------------------------   -----------   -----------   -----------    -----------
                      Income before income taxes .....................           673           696         2,393          2,109
Income tax expense ...................................................           255           174           805            552
----------------------------------------------------------------------   -----------   -----------   -----------    -----------

                      Net Income .....................................   $       418   $       522   $     1,588    $     1,557
======================================================================   ===========   ===========   ===========    ===========

Per Common Share:
          Net income - primary .......................................   $      0.21   $      0.27   $      0.80    $      0.84
          Net income - fully diluted .................................   $      0.20   $      0.27   $      0.79    $      0.83
          Cash Dividends .............................................   $      0.12   $      0.12   $      0.36    $      0.36

Weighted average shares outstanding (in thousands):
          Primary ....................................................         2,009         1,902         1,988          1,852
          Fully  Duluted .............................................         2,054         1,958         2,009          1,871


See notes to consolidated condensed financial statements.


                                    (4)

CARNEGIE BANCORP AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                          Nine Months Ended September 30,
                                                                          -------------------------------
                                                                               1996             1995
                                                                          --------------   --------------
                                                                                  (000's omitted)
Cash flows from operating activities:
        Net income ....................................................   $       1,588    $       1,557
        Adjustments to reconcile net income to net cash
                provided by operating activities:
                       Depreciation and amortization ..................             698              361
                       Provision for loan losses ......................           1,161              242
                       Accretion of investment discount ...............              (8)             (15)
                       Amortization of investment premium .............             314              205
                       Gain on sale of investment securities ..........            (399)            (130)
                       Loss on sale of investment securities ..........              94              132
                       Loss on disposal of equipment ..................               6             --
                       Gain on sale of other real-estate owned ........            (294)            --
                       Increase in accrued interest receivable
                              and other assets ........................          (1,115)            (695)
                       Increase in accrued interest payable and
                              other liabilities .......................              96              170
-----------------------------------------------------------------------   -------------    -------------
                              Net cash provided by operating activities           2,141            1,827
-----------------------------------------------------------------------   -------------    -------------
Cash flows from investing activities:
        Proceeds from sale of securities available-for-sale ...........          35,865           14,527
        Proceeds from maturities and principal paydowns of
                investment securities .................................          12,413            2,038
        Proceeds from sale of other real-estate owned .................             622             --
        Purchase of securities available-for-sale .....................         (11,865)         (36,619)
        Purchase of securities held-to-maturity .......................         (20,853)          (6,185)
        Net increase in loans made to customers .......................         (79,733)          (7,110)
        Cash collected on previously charged-off loans ................               6               42
        Additions to premises and equipment ...........................          (1,081)          (2,196)
-----------------------------------------------------------------------   -------------    -------------
                              Net cash used in investing activities ...         (64,626)         (35,503)
-----------------------------------------------------------------------   -------------    -------------
Cash flows from financing activities:
        Net increase in deposits ......................................          47,748           34,661
        Net increase in borrowed funds ................................          26,925            2,000
        Net proceeds from common stock issued on
                exercise of options and warrants ......................              25              288
        Cash paid for dividends .......................................            (653)            (629)
-----------------------------------------------------------------------   -------------    -------------
                              Net cash provided by financing activities          74,045           36,320
-----------------------------------------------------------------------   -------------    -------------
Net change in cash and cash equivalents ...............................          11,560            2,644
Cash and cash equivalents as of beginning of year .....................          10,207            6,815
-----------------------------------------------------------------------   -------------    -------------

Cash and cash equivalents as of end of period .........................   $      21,767    $       9,459
=======================================================================   =============    =============

Supplemental disclosures:
Cash paid during the period for:
        Interest ......................................................   $       7,342    $       6,010
        Income taxes ..................................................   $         877    $         639



See notes to consolidated condensed financial statements.


                                    (5)

CARNEGIE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)



NOTE A - BASIS OF PRESENTATION

The consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto as of and for the year ended December 31, 1995. The results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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


NOTE B - INVESTMENT SECURITIES

The Company classifies its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS 115"). SFAS 115 requires that an enterprise classify its investments in debt securities as either securities held to maturity (carrying amount equals amortized cost), securities available for sale (carrying amount equals estimated fair value; unrealized gains and losses recorded in a separate component of stockholders' equity, net of taxes) or trading securities (carrying amount equals estimated fair value; unrealized gains and losses included in the determination of net income).

The Company has evaluated all of its investments in debt securities and has classified them as either held to maturity or available for sale. Any security which is a U.S. Government security, U.S. Government agency security, an agency mortgage-backed security, or an obligation of a state or political subdivision may be placed in the held-to-maturity category if acquired with the intent and ability to maintain the security in the portfolio until maturity. Premiums and discounts on these securities are amortized or accreted on a basis that approximates the effective yield


                                    (6)

CARNEGIE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued


method. Realized gains and losses from the sale of securities available for sale are determined on a specific identification cost basis.

Management determines the appropriate classification of securities at the time of purchase. At September 30, 1996 and December 31, 1995, a majority of the Company's investment securities was classified as available for sale. Due to this classification, the Company's stockholders' equity will be affected by changing interest rates which affect the market price of the Company's securities available for sale. At September 30, 1996, no investment securities were classified as trading securities.

The following tables present the book and market values of the Company's investment securities portfolio as of September 30, 1996 and December 31, 1995.

                                                      Investment Securities Portfolio

                                                             September 30, 1996
                                        ------------------------------------------------------------
                                        Securities Held to Maturity   Securities Available for Sale
                                        ---------------------------   ------------------------------
                                          Amortized       Market       Amortized           Market
                                            Cost          Value           Cost             Value
                                        ------------   ------------   ------------      ------------
                                                         (Dollars in thousands)
U. S. government & agencies .........   $      9,035   $      9,058   $      5,986      $      5,864
Mortgage-backed agencies ............         14,620         14,250         16,072            15,632
States & political subdivisions .....           --             --              579               579
Other securities ....................           --             --            8,015             7,952
                                        ------------   ------------   ------------      ------------

Total investment securities .........   $     23,655   $     23,308   $     30,652(1)   $     30,027
                                        ============   ============   ============      ============

(1) Net unrealized losses of $397 thousand, net of a tax benefit of $228 thousand, were reported as a reduction to stockholders' equity at September 30, 1996.

                                                            December 31, 1995
                                        ------------------------------------------------------------
                                        Securities Held to Maturity   Securities Available for Sale
                                        ---------------------------   ------------------------------
                                          Amortized       Market       Amortized           Market
                                            Cost          Value           Cost             Value
                                        ------------   ------------   ------------      ------------
                                                         (Dollars in thousands)
U. S. government ....................   $       --     $       --     $     10,499      $     10,565
Mortgage-backed agencies ............           --             --           36,843            36,811
States & political subdivisions .....           --             --           19,075            19,805
Other securities ....................           --             --            3,451             3,396
                                        ------------   ------------   ------------      ------------

Total investment securities .........   $          0   $          0   $     69,868(2)   $     70,577
                                        ============   ============   ============      ============

(2) Net unrealized gains of $440 thousand, net of a tax provision of $269 thousand, were reported as an increase to stockholders' equity at December 31, 1995.


                                    (7)

CARNEGIE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued

In November 1995, the Financial Accounting Standards Board ("FASB") issued a special report entitled "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," herein referred to as "Special Report." The Special Report gave the Company a one-time opportunity to reconsider its ability and intent to hold securities to maturity, and allowed the Company to transfer securities from held-to-maturity to other categories without tainting its remaining held-to-maturity securities. Management evaluated all securities held-to-maturity and concluded that it is the intent of management to hold these securities for an indefinite period of time or to utilize these securities for tactical asset/liability purposes and sell them from time to time to effectively manage interest rate exposure and resultant prepayment risk and liquidity needs. Accordingly, on December 29, 1995, the Company moved all of its securities classified as held-to-maturity with a carrying value, fair value and unrealized gain of $22,876,000, $23,644,000 and $768,000, respectively, to available for sale. During the first nine months of 1996, securities totaling $20,853,000 were classified as held-to-maturity and securities totaling $11,865,000 were classified as available-for-sale, on the date of purchase.

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the components of the loan portfolio as of September 30, 1996 and December 31, 1995.

                       Loan Portfolio By Type of Loan

                                      September 30, 1996         December 31, 1995
                                      ------------------         ------------------
                                       Amount        %            Amount        %
                                      --------     -----         --------     -----
                                                   (Dollars in thousands)
Commercial and financial .........    $ 75,645      31.1%        $ 44,432      27.0%
Real estate construction .........      16,561       6.8%          12,483       7.6%
Residential mortgage .............      21,413       8.8%          21,788      13.3%
Commercial mortgage ..............     118,981      48.8%          77,701      47.3%
Installment ......................      11,045       4.5%           7,937       4.8%
                                      --------     -----         --------     -----
                                      $243,645     100.0%        $164,341     100.0%
                                      ========     =====         ========     =====

The following table represents activity in the allowance for loan losses for the nine month period ended September 30, 1996 and 1995.

                         Allowance For Loan Losses

                                                          Nine Months Ended
                                                            September 30,
                                                      -------------------------
                                                         1996           1995
                                                      ----------     ----------
                                                        (Dollars in thousands)
Balance - beginning of period ....................    $    1,754     $    1,400
Charge-offs ......................................          (429)           (44)
Recoveries .......................................             6             42
                                                      ----------     ----------
Net (charge-offs) recoveries .....................          (423)            (2)
Provision for loan losses ........................         1,161            242
                                                      ----------     ----------

Balance - end of period ..........................    $    2,492     $    1,640
                                                      ==========     ==========

                                      (8)

NOTE D - ACCOUNTING FOR LOAN IMPAIRMENT

In May 1993, the FASB issued SFAS NO. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures," was effective for fiscal years beginning after December 15, 1994 and generally requires all creditors to account for impaired loans at the present value of the expected future cash flows discounted at the loan's effective interest rate or at the loan's fair value based upon the underlying collateral if the loan is collateral dependent.

Factors influencing management's recognition of impairment include decline in collateral value; lack of performance under contract loan agreement terms, including evaluation of late payments or non-payment; lack of performance under other creditor's agreements or obligations (i.e. non-payment of taxes and non-payment of loans to other creditors); financial decline significantly different from status at loan inception; litigation or bankruptcy of borrower; significant change in ownership or loss of guarantors to the detriment of credit quality. A minimal delay or shortfall is defined by the bank as a delay of less than 90 days in making full contractual payment, when there are no significant credit weaknesses which will further delay or stop the borrower from repaying principal and interest in full under original contract terms.

All impaired loans as recognized under the above evaluation are considered to have some probability that contract principal, interest, or both may not be repaid in full. Non-accrual loans are those impaired loans where management recognizes some probability that contract principal may not be repaid in full.

Management does not carry loans in excess of 90 days delinquent on accrual, and all such loans are classified as non-accrual. Exceptions may be made if a loan is adequately collateralized and in the process of collection. As such, SFAS No. 114 has not impacted credit risk analysis. SFAS No. 114 analysis is done quarterly, and supports management loan loss allocation.

Charge-off policy. An asset which no longer retains any value to the bank will be charged off immediately. Assets whose value has depreciated will be charged off in part. Potential recovery against these assets is considered marginal, and recovery is expected to be long-term. All charge-offs must be approved by management and reported to the Board of Directors. Generally, Bank policy is to aggresively pursue any likely recovery against charged-off assets.

Accounting policy for interest income recognition. Impaired loans may be on accrual if management does not forsee loss of principal in part or whole. Interest on impaired loans is not capitalized and funded by the bank. Impaired loans on non-accrual are recognized as those which may sustain some loss of principal due to impairment of credit or collateral quality. On such loans, payments by the borrower are recorded by the Bank as a reduction of principal, and interest is not accrued as income. Interest income will only be recognized after principal is repaid in full.

Homogeneous loans. Management evaluates all loans on an individual basis for impairment and application of SFAS No. 114.

Loans aggregated for evaluation under SFAS No. 114 are those loans risk rated by the Bank as substandard and doubtful. At September 30, 1996 the recorded investment in loans for which impairment has been recognized totaled $3,577,000 of which $1,070,000 related to loans with no valuation allowance because the loans have been partially written down through charge-offs and $2,507,000 related to loans with a corresponding valuation allowance of $219,000. The total amount of impaired loans measured using the present value of expected future cash flows amounted to $174,000 and the total amount of impaired loans measured using the fair value of the loan's collateral amounted to $3,403,000. For the period ended September 30, 1996, the average recorded investment in impaired loans was approximately $3,713,000. The Company recognized $0 of interest on impaired loans on a cash basis, during the portion of the period that they were impaired.

                                    (9)

CARNEGIE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued

NOTE E - RECENTLY ISSUED ACCOUNTING STANDARDS

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

Accounting for Stock-Based Compensation.

Issued in October, 1995, SFAS No. 123, "Accounting for Stock-Based Compensation", establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 gives companies the option of adopting a fair value based method of accounting for stock-based employee compensation or to continue to account for stock-based employee compensation as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has elected to continue to account for stock-based employee compensation in accordance with APB 25, as such, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting for stock-based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995, but must include disclosure of the effects of all awards granted in fiscal years that begin after December 15, 1994. The adoption of SFAS No. 123 did not have any effect on either the Company's financial condition or its results of operations. During 1995, the Company awarded to directors options to purchase up to 161,700 shares of the Company's common stock (as adjusted for subsequent stock dividends), and awarded to employees options to purchase up to 12,106 shares of the Company's common stock (as adjusted for subsequent stock dividends). The stock options were awarded at an exercise price equal to the market price of the stock on the grant date. No stock options were awarded during the first nine months of 1996.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", was issued by FASB. This Statement is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier or retroactive application of this Pronouncement is not permitted. Adoption of this Pronouncement is not expected to have a material impact on the Company's consolidated financial statements.


                                    (10)

CARNEGIE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued


NOTE F - RECLASSIFICATIONS

Certain amounts in the financial statements presented for prior periods have been reclassified to conform with the 1996 presentation.


NOTE G - DIVIDENDS

The Board of Directors declared both a stock dividend and a cash dividend in April, 1996. Stockholders of record on April 24, 1996 received a 5% stock dividend on May 15, 1996 and stockholders of record on May 20, 1996 received a $.12 per share cash dividend, paid on June 19, 1996. Weighted average shares outstanding and earnings per share have been adjusted to reflect the stock dividend.


NOTE H - LONG-TERM DEBT

The composition of long-term debt follows:

                                                              September 30,
                                                         -----------------------
                                                            1996         1995
                                                         ----------   ----------
                                                         (Dollars in thousands)
6.267% Federal Home Loan Bank
       Borrowing, due 4/22/98 ........................   $   10,000   $     --
6.50% Salomon Bros. Repurchase
       Agreement, due 4/19/99 ........................        4,425         --
                                                         ----------   ----------
                                                         $   14,425   $        0
                                                         ==========   ==========


NOTE I - MERGER DELAY

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

On May 29, 1996 Regent reported that its results of operations for the year ended December 31, 1995 were a net loss of $3.13 million, or a loss of $3.41 per share, compared to net income of $503 thousand, or $.22 per share, for the year ended December 31, 1994. The loss in 1995 was primarily the result of an increase in the provision for loan losses of $4.0 million attributable to delinquent automobile insurance premium finance loans to individuals.


                                   (11)

CARNEGIE BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
Continued


On October 3, 1996 Carnegie and Regent announced that the acquisition of Regent National Bank is expected to close during April of 1997. Amendments to the original agreement dated August 30, 1995 have been signed. Approvals of the transaction will be sought from regulatory authorities and from both organizations' shareholders at meetings expected to be held in the first quarter of 1997. The combined bank will bear the Carnegie Bank, N.A. name.

Under the terms of the Amendment Agreement, Regent common and preferred stock will be exchanged for Carnegie common stock at a ratio determined at the month end prior to closing based upon the respective per share book values of each of Carnegie and Regent, subject to certain agreed upon adjustments. In addition, the Amendment requires that Regent remove the automobile insurance premium financing (IPF) loans as of the effective time of the merger into a liquidating trust.


                                   (12)

CARNEGIE BANCORP AND SUBSIDIARY

Management's Discussion and Analysis of Financial Condition and Results of Operations

This financial review presents Management's discussion and analysis of financial condition and results of operations. It should be read in conjunction with the consolidated condensed financial statements and the accompanying notes.

FINANCIAL CONDITION

Total assets at September 30, 1996 increased by $74.9 million, or 29.9%, to $325.5 million compared to $250.6 million at December 31, 1995. Total assets averaged $270.5 million in the first nine months of 1996, a $45.8 million, or 20.4%, increase from the 1995 full year average of $224.7 million. Average loans increased $40.7 million, or 27.5% to $188.5 million in the first nine months of 1996, from the 1995 full year average of $147.8 million. Average investment securities increased by $7.3 million, or 12.6% to $65.4 million; average Federal funds sold decreased by $7.0 million to $1.0 million; and the average of all other assets increased by $4.1 million, or 30.4%, to $17.6 million during the first nine months of 1996 compared to the full year 1995 averages.

These increases in average assets were funded primarily by a $17.6 million, or an 8.8% increase in average deposits and a $26.4 million increase in average borrowed funds, in in addition to the reduction in average Federal funds sold, during the first nine months of 1996 compared to the full year 1995 averages. The increase in average borrowed funds was the most cost effective means of funding the increase in average assets. The primary source of borrowed funds was short and long term advances and repurchase agreements from the Federal Home Loan Bank of New York. It is the intention of management to use both its borrowing capacity and deposit fund raising capacity in a proportion that best controls cost, meets liquidity needs, and satisfies asset/liability management objectives. During 1996, the Company utilized borrowed funds to temporarily fund loan growth, as well as for asset/liability management purposes. Management anticipates that some of these borrowed funds will be repaid as deposits are generated from four recently opened branch offices.

Lending Activity

Total loans at September 30, 1996 were $243.6 million, a 48.3%, or $79.3 million increase from December 31, 1995. Average loans increased by $40.7 million, or 27.5%, to $188.5 million in the first nine months of 1996 compared to the 1995 full year average. Changes in the composition of the average loan portfolio during the period included increases of $38.5 million in commercial loans and commercial mortgages, $2.5 million in residential mortgages and home equity loans and a decrease of $158 thousand in other installment loans.

The 32.2% increase in average commercial loans and commercial mortgages is principally attributable to the greater penetration of the marketplace and an improvement in the general economic environment in New Jersey and in part to the purchase of loan participations from Regent National Bank. Additionally, Carnegie opened a new branch office in Toms River, New Jersey in the fourth quarter of 1995, a new office in Montgomery and a new office in Flemington, New Jersey and a new office in Langhorne, Pennsylvania during the first six months of 1996. Having strong regional lenders on site in these offices has helped to provide the


                                   (13)
growth Carnegie has experienced during the first nine months of 1996. Management intends to continue to pursue quality loans in all lending categories within our market area.

Carnegie purchased $27 million in participations in commercial and 1-4 family loans from Regent National Bank, during September 1996, with servicing retained by Regent. These loans were underwritten to Carnegie's underwriting criteria, yield an average of 8.93% and were, on average, originated 14 months ago. As part of its proposed acquisition of Regent Bancshares Corp., Carnegie has conducted due diligence on Regent's commercial and residential loan portfolio. Carnegie purchased another $6.7 million in loan participations from Regent during October 1996. Carnegie does not anticipate purchasing additional participations from Regent pending the consumation of the proposed merger. The participations were funded through an increase in certificates of deposit, which is discussed below.

Allowance for Loan Losses

The allowance for loan losses was $2.5 million, or 1.02% of total loans at September 30, 1996 compared to $1.8 million, or 1.07% of total loans at December 31, 1995. The balance of non-performing loans, which includes non-accrual loans and excludes accruing loans past due 90 days or more of $435 thousand, was $3.1 million, or 1.3% of total loans at Sep- tember 30, 1996. This compares to non-performing loans, excluding accruing loans past due 90 days or more of $298 thousand at December 31, 1995, of $4.0 million, or 2.5% of total loans.

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

Investment Securities Activity

Average investment securities increased by $7.3 million in the first nine months of 1996 compared to the 1995 full year average. At period end September 30, 1996 compared to December 31, 1995, investments declined $16.9 million. During 1996, some of the proceeds of security sales, principal paydowns and maturities were used to fund loan growth rather than to fund additional purchases of investment securities. Strong deposit growth during 1995 was primarily used to fund loan growth, and secondarily to increase the investment securities portfolio.

During the first nine months of 1996, proceeds from the sale of securities available-for-sale amounted to $35.9 million, resulting in $305 thousand gain on the sales, and was offset by the purchase of $32.7 million in securities, of which $20.9 million were classified as held-to-maturity. During the first nine months of 1995, proceeds from the sale of securities available-for-sale were $14.5 million, and the Company purchased $42.8 million of securities, of which $36.9 million were classified as available-for-sale. Proceeds resulting from the cash flows of mat- urities and principal paydowns on mortgage-backed securities amounted to $12.4 million for the first nine months of 1996 compared to $2.0 million for the first nine months of 1995.

At September 30, 1996 net unrealized losses in the Company's available-for-sale securities portfolio amounted to $625 thousand and net unrealized losses in the held-to-maturity securities portfolio amounted to $347 thousand. Net unrealized losses of $397 thousand, net of a tax


                                   (14)
benefit of $228 thousand, were reported as a reduction to stockholders' equity at September 30, 1996.

Deposits

Average total deposits increased by $17.6 million, or 8.8%, to $216.7 million for the nine months ended September 30, 1996 compared to the 1995 full year average of $199.1 million. Changes in the average deposit mix include a $.9 million, or 2.4% decrease in certificates of deposit over $100 thousand; a $8.6 million, or 13.5% decrease in money market deposit accounts; a $15.0 million, or 30.0% increase in consumer certificates of deposit; a $1.5 million, or 44.1% increase in regular savings; a $2.8 million, or 22.0% increase in NOW account deposits; and a $7.8 million, or 24.1% increase in non-interest bearing demand deposits.

In September 1996, Carnegie funded the purchase of loan participations with Regent with the issuance of $42.2 million in consumer certificates of deposit with an average yield of 6.35% and a maturity of seven months.

Deposits are obtained primarily from the market areas which the Company serves. As of September 30, 1996 the Company did not have any brokered deposits and neither solicited nor offered premiums for such deposits.

Liquidity

Liquidity is a measurement of the Company's ability to meet present and future funding obligations and commitments. The Company adjusts the liquidity levels in order to meet funding needs for deposit outflows, repayment of borrowings, when applicable, and the funding of loan commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/ liability objectives. Principal sources of liquidity are deposit generation, access to purchased funds including Federal Home Loan Bank borrowings, maturities and repayments of loans and investment securities, net interest income and fee income. Liquid assets (consisting of cash, Federal funds sold and investment securities classified as available-for-sale) comprised 15.9% and 32.2% of the Company's total assets at September 30, 1996 and December 31, 1995, respectively.

As shown in the Consolidated Condensed Statements of Cash Flows, the Company's primary source of funds at September 30, 1996 was from deposit growth and secondarily through borrowed funds. Deposits increased $47.7 million and $34.7 million, respectively, and borrowed funds increased $26.9 million and $2.0 million, respectively for the nine months ended Septem-ber 30, 1996 and 1995. During 1996, the Company utilized borrowed funds as a temporary funding source for loan growth, as well as for asset/liability management purposes, until sufficient deposits are generated from four recently opened new branch offices.

The Company also has several secondary sources of liquidity. Many of the Company's loans are originated pursuant to underwriting standards which make them readily marketable to other financial institutions or investors in the secondary market. In addition, in order to meet liquidity needs on a temporary basis, the Bank has lines of credit in the amount of $6.5 million for the purchase of Federal funds with other financial institutions and may borrow funds at the Federal Reserve discount window, subject to the Bank's ability to supply collateral. In addition, the Bank has an overnight line of credit with the Federal Home Loan Bank of New York in the amount of $12.4 million. In aggregate with the overnight line, subject to certain requirements, the Bank may also obtain term advances of up to 25% of the Bank's assets.


                                   (15)

The Company believes that its liquidity position is sufficient to provide funds to meet future loan demand or the possible outflow of deposits, in addition to being able to adapt to changing interest rate conditions. Long term debt on the balance sheet as of September 30, 1996 totaling $14.4 million is matched against specific loans or investments, for asset and liability management purposes. The long term debt consists of $10 million of FHLB of NY term advances with maturities greater than one year, and $4.4 million of repurchase agreements from Solomon Brothers with a maturity greater than one year.

Capital Resources

Stockholders' equity increased by $123 thousand at September 30, 1996 compared to December 31, 1995. The changes in stockholders' equity during the nine months ended September 30, 1996 were comprised of net income of $1.588 million; a change of $837 thousand (net of tax provision) in unrealized holding gains/(losses) in the Company's portfolio of securities available-for-sale, as a $440 thousand unrealized gain became a $397 thousand unrealized loss, and was further reduced by cash dividends paid of $653 thousand and increased by $25 thousand in proceeds from exercised options and warrants.

During the first nine months of 1996, the Company paid $653 thousand, or 41.1% of net income in cash dividends compared to $629 thousand, or 40.4% for the same period in 1995. The Company also declared a stock dividend in April, 1996. Stockholders of record on April 24, 1996 received a 5% stock dividend on May 15, 1996.

On August 16, 1994 the Company issued, through a public offering, 690,000 units. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $15.09 for a period of three years from the date of issuance. As adjusted for the Company's 1995 5% stock dividend, 1996 5% stock dividend and exercised warrants, there are warrants to purchase 759,350 shares, outstanding at September 30, 1996 at an exercise price of $13.69 per share. These warrants expire on August 15, 1997.

The Company's primary regulator, the Federal Reserve Bank (which regulates bank holding companies), has issued guidelines classifying and defining bank holding company capital into the following components: (1) Tier I Capital, which includes tangible stockholders' equity for common stock and certain qualifying preferred stock, and excludes net unrealized gains or losses on available-for-sale securities and deferred tax assets that are dependent on projected taxable income greater than one year in the future, and (2) Tier II Capital (Total Capital), which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock that does not qualify for Tier I Capital. The risk-based capital guidelines require financial institutions to apply certain risk factors ranging from 0% to 200%, against assets to determine total risk-based assets. The minimum Tier I and the combined Tier I and Tier II capital to risk-weighted assets ratios are 4.0% and 8.0%, respectively. The Federal Reserve Bank also has adopted regulations which supplement the risk-based capital guidelines to include a minimum leverage ratio of Tier I Capital to total assets of 3.0% to 5.0%. Regulations have also been issued by the Bank's primary regulator, the Office of the Comptroller of the Currency, establishing similar ratios.

The following table summarizes the risk-based and leverage capital ratios for the Company and the Bank at September 30, 1996, as well as the regulatory required minimum capital ratios:


                                   (16)

                                               September 30, 1996      Minimum
                                                -----------------    Regulatory
                                                Company     Bank     Requirement
                                                -------    ------    -----------
Risk-based Capital:
      Tier I capital ratio ................      8.86%      8.46%          4.00%
      Total capital ratio .................      9.85%      9.46%          8.00%

Leverage ratio ............................      7.82%      7.46%    3.00%-5.00%


As noted in the above table, the Company's and the Bank's capital ratios exceed the minimum regulatory requirements.


RESULTS OF OPERATIONS for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995


Net Income

For the nine months ended September 30, 1996, Carnegie had net income before provision for loan losses of $2.4 million, an increase of 37.1% over net income before provision for loan losses in the comparable period of 1995. After the effect of the provision for loan losses, Carnegie earned $1.6 million, or $0.80 net income per share on a primary basis and $0.79 per share on a fully diluted basis, for the nine months ended September 30, 1996, compared to net income after taxes of $1.6 million, or $0.84 per share on a primary basis and $0.83 per share on a fully diluted basis, for the comparable period of 1995. In connection with the purchase of loan participations from Regent National Bank discussed above, and in recognition of internally generated growth in Carnegie's loan portfolio of $19 million, the Company took a provision for loan losses of $668 thousand for the three months ended September 30, 1996 and $1.2 million for the nine months ended September 30, 1996. In 1995, Carnegie did not take an additional provision during the three months ended September 30, 1995 and took a provision of $242 thousand for the nine months ended September 30, 1995, when loan growth was moderate. Other factors effecting net income included a $2.2 million, or 29.6%, increase in net interest income and a $592 thousand, or 103.7%, increase in non-interest income, partially offset by a $1.6 million, or 28.1%, increase in non-interest expense and a $253 thousand, or 45.8%, increase in income tax provision.


Net Interest Income

Net interest income on a fully tax-equivalent ("FTE") basis, which adjusts for the tax-exempt status of income earned on certain investments to express such income as if it were taxable, increased $2.1 million, or 26.0% for the nine months ended September 30, 1996 compared to the same prior year period.


                                   (17)

Interest income on a "FTE" basis, increased $3.3 million, or 23.7%, to $17.4 million for the nine months ended September 30, 1996 compared to $14.1 million for the same period in 1995. The improvement in interest income was primarily due to volume increases in the loan portfolio and investment securities portfolio, which produced an increase in interest income on loans of $3.3 million and an increase in interest income on investment securities of $489 thousand, offset by rate reductions in the loan portfolio amounting to $226 thousand, as Carnegie increased loan volume in part through loan pricing reductions in order to gain greater market penetration. Interest income was further increased by $132 thousand due to net rate increases in the investment securities portfolio, as lower yielding securities were replaced with higher yielding securities; reduced by $430 thousand due to volume reductions of $426 thousand and rate reductions of $4 thousand in Federal Funds sold as these funds were used as a source of funding for loan and investment securities growth; and was further increased by $63 thousand due to one additional day during the first quarter of 1996.

Interest expense increased $1.3 million, or 20.7%, for the nine months ended September 30, 1996 compared to the same prior year period. The increase in interest expense was due to net volume increases which accounted for $1.9 million, and an increase of $29 thousand attributable to one additional day during the first quarter of 1996, offset by a reduction in interest expense of $640 thousand due to rate decreases resulting from generally lower market costs of funds.

The interest expense increase due to volume occurred primarily in consumer certificates of deposit which accounted for $805 thousand, borrowed funds increases which accounted for $1.3 million, interest expense increases in other deposits of $97 thousand and was offset by a reduction of $336 thousand due to decreased money market account volume.

In September 1996, Carnegie funded the purchase of the loan participations with Regent, as previously discussed, with the issuance of $42.2 million in "no penalty" consumer certificates of deposit with an average yield of 6.35% and a maturity of seven months. Management believes the "no penalty" feature, which allows for withdrawal prior to maturity without penalty, makes this product very attractive. Although the average yield was lowered to 5.82% in October and was further reduced to 5.70%, the product has continued to grow on a daily basis. Management does not expect significant run-off at maturity even at lower rates because of the liquidity this product offers our customers; although management does maintain a contingency funding plan in place.

The following tables titled "Consolidated Average Balance Sheets with Resultant Interest and Average Rates" and "Analysis of Changes in Consolidated Net Interest Income" present by category the major factors that contributed to the changes in net interest income for the quarter ended September 30, 1996 and nine months ended September 30, 1996 compared to the respective prior year period.


                                   (18)

CARNEGIE BANCORP AND SUBSIDIARY
Consolidated Average Balance Sheets with Resultant Interest and Average Rates


                                                       Three Months Ended                        Three Months Ended
                                                       September 30, 1996                        September 30, 1995
                                            ----------------------------------------    ------------------------------------
                                             Average        Interest        Average      Average      Interest      Average
                                             Balance         Earned          Rate        Balance       Earned        Rate
                                            ----------     ----------     ----------    ----------   ----------   ----------
ASSETS
-----------------------------------------
                                                                     (Dollars in thousands)
Earning Assets:
   Federal Funds Sold ...................   $    1,335     $       18           5.35%   $   11,081   $      160         5.73%
   Investment Securities:
       U. S. Government & Agencies ......       50,915            911           7.10%       38,594          579         5.95%
       State & Political Subdivisions(3)           658             18          10.96%       18,725          370         7.84%
       Other Securities .................        6,005             96           6.34%        2,616           48         7.28%
                                            ----------     ----------     ----------    ----------   ----------   ----------
           Total Investment Securities ..       57,578          1,025           7.06%       59,935          997         6.60%
                                            ----------     ----------     ----------    ----------   ----------   ----------
   Loans: ...............................           (1)            (2)
       Comm'l Loans & Comm'l Mtgs .......      178,715          4,570          10.15%      117,707        3,010        10.15%
       Residential Mortgages ............       22,045            449           8.08%       21,514          469         8.65%
       Home Equity Loans ................        5,680            127           8.87%        3,064           80        10.36%
       Installment Loans ................        2,863             72           9.98%        3,140           76         9.60%
                                            ----------     ----------     ----------    ----------   ----------   ----------
           Total Loans ..................      209,303          5,218           9.89%      145,425        3,635         9.92%
                                            ----------     ----------     ----------    ----------   ----------   ----------


      Total Earning Assets ..............      268,216          6,261           9.26%      216,441        4,792         8.78%

Non-Interest Earning Assets:
   Loan Loss Reserve ....................       (2,084)                                     (1,606)
   Securities Avail for Sale Valuation ..         (735)                                       (725)
   All Other Assets .....................       19,259                                      13,602
                                            ----------                                  ----------
      Total Assets ......................   $  284,656                                  $  227,712
                                            ==========                                  ==========

LIABILITIES & EQUITY
-----------------------------------------
Interest-Bearing Liabilities:
   Regular Savings ......................        5,893             55           3.70%        3,393           29         3.39%
   NOW ..................................       17,090            100           2.32%       11,571           78         2.67%
   Money Market Accounts ................       50,367            474           3.73%       58,539          597         4.05%
   Commercial Certificates of Deposit ...       37,726            516           5.43%       36,328          522         5.70%
   Consumer Certificates of Deposit .....       64,313            894           5.51%       62,528          970         6.15%
   Borrowed Funds .......................       44,728            643           5.70%          652           10         6.08%
                                            ----------     ----------     ----------    ----------   ----------   ----------

      Total Interest-Bearing Liabilities       220,117          2,682           4.83%      173,011        2,206         5.06%

   Demand Deposits ......................       41,973                                      33,655
   Other Liabilities ....................          640                                         703
   Mark-to-Market Unrealized Gain (Loss)          (465)                                       (459)
   Shareholders' Equity .................       22,391                                      20,802
                                            ----------                                  ----------
      Total Liabilities & Equity ........   $  284,656                                  $  227,712
                                            ==========                                  ==========


NET INTEREST INCOME (fully taxable basis)                       3,579                                     2,586
Tax-Equivalent Basis Adjustment  (3) ....                         (15)                                     (126)
                                                           ----------                                ----------

NET INTEREST INCOME .....................                  $    3,565                                $    2,460
                                                           ==========                                ==========


NET INTEREST MARGIN (fully taxable basis)                                       5.29%                                   4.74%
                                                                          ==========                              ==========

(1)  Includes nonperforming loans.
(2)  Included in interest income are loan fees.
(3) The tax-equivalent basis adjustment was computed based on a Federal income tax rate of 34%.



                                   (19)

CARNEGIE BANCORP AND SUBSIDIARY
Consolidated Average Balance Sheets with Resultant Interest and Average Rates


                                                        Nine Months Ended                         Nine Months Ended
                                                        September 30, 1996                        September 30, 1995
                                             ----------------------------------------    ------------------------------------
                                              Average        Interest        Average      Average      Interest      Average
                                              Balance         Earned          Rate        Balance       Earned        Rate
                                             ----------     ----------     ----------    ----------   ----------   ----------
ASSETS
------------------------------------------
                                                                     (Dollars in thousands)
Earning Assets:
   Federal Funds Sold ....................   $      972     $       39           5.34%   $   10,639   $      469         5.89%
   Investment Securities:
       U. S. Government & Agencies .......       50,237          2,565           6.80%       32,321        1,552         6.42%
       State & Political Subdivisions(3) .        9,815            567           7.69%       18,339        1,095         7.98%
       Other Securities ..................        5,373            248           6.15%        2,262          100         5.91%
                                             ----------     ----------     ----------    ----------   ----------   ----------
           Total Investment Securities ...       65,425          3,380           6.88%       52,922        2,747         6.94%
                                             ----------     ----------     ----------    ----------   ----------   ----------
   Loans: ................................           (1)            (2)
       Comm'l Loans & Comm'l Mtgs ........      158,102         11,965          10.08%      117,307        8,994        10.25%
       Residential Mortgages .............       22,126          1,442           8.68%       22,441        1,420         8.46%
       Home Equity Loans .................        5,545            370           8.89%        2,941          231        10.50%
       Installment Loans .................        2,766            208          10.02%        2,858          209         9.78%
                                             ----------     ----------     ----------    ----------   ----------   ----------
           Total Loans ...................      188,539         13,985           9.88%      145,547       10,854         9.97%
                                             ----------     ----------     ----------    ----------   ----------   ----------


      Total Earning Assets ...............      254,936         17,404           9.09%      209,108       14,070         9.00%

Non-Interest Earning Assets:
   Loan Loss Reserve .....................       (1,905)                                     (1,522)
   Securities Avail for Sale Valuation ...         (155)                                     (1,532)
   All Other Assets ......................       17,621                                      13,071
                                             ----------                                  ----------
      Total Assets .......................   $  270,497                                  $  219,125
                                             ==========                                  ==========

LIABILITIES & EQUITY
------------------------------------------
Interest-Bearing Liabilities:
   Regular Savings .......................        4,863            128           3.51%        3,284           78         3.18%
   NOW ...................................       15,535            276           2.37%       13,315          296         2.97%
   Money Market Accounts .................       55,297          1,583           3.81%       66,180        2,043         4.13%
   Commercial Certificates of Deposit ....       35,914          1,542           5.72%       35,679        1,549         5.80%
   Consumer Certificates of Deposit ......       64,957          2,590           5.31%       46,900        2,090         5.96%
   Borrowed Funds ........................       31,317          1,345           5.72%        2,737          127         6.20%
                                             ----------     ----------     ----------    ----------   ----------   ----------

      Total Interest-Bearing Liabilities .      207,883          7,464           4.78%      168,095        6,183         4.92%

   Demand Deposits .......................       40,114                                      30,656
   Other Liabilities .....................          528                                         840
   Mark-to-Market Unrealized Loss ........          (41)                                       (968)
   Shareholders' Equity ..................       22,013                                      20,502
                                             ----------                                  ----------
      Total Liabilities & Equity .........   $  270,497                                  $  219,125
                                             ==========                                  ==========


NET INTEREST INCOME (fully taxable basis)                        9,940                                     7,887
Tax-Equivalent Basis Adjustment  (3) .....                        (201)                                     (372)
                                                            ----------                                ----------
NET INTEREST INCOME ......................                  $    9,739                                $    7,515
                                                            ==========                                ==========


NET INTEREST MARGIN (fully taxable basis)                                        5.19%                                   5.04%
                                                                           ==========                              ==========


(1)  Includes nonperforming loans.
(2)  Included in interest income are loan fees.
(3) The tax-equivalent basis adjustment was computed based on a Federal income tax rate of 34%.


                                   (20)

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


                                      Three Months Ended September 30, 1996    Nine Months Ended September 30, 1996
                                          Compared to Three Months Ended          Compared to Nine Months Ended
                                               September 30, 1995                      September 30, 1995
                                         -----------------------------       ----------------------------------------
                                              Increase  (Decrease)                     Increase (Decrease)
                                         -----------------------------       ----------------------------------------
                                         Volume      Rate        Net         Volume      Rate       Time        Net
                                         -------    -------    -------       -------    -------    -------    -------
                                                                  (Dollars in thousands)
Interest Earned On:
   Federal Funds Sold ................   ($  141)   ($    1)   ($  142)      ($  426)   ($    4)   $     0    ($  430)
   Investment Securities:
       U. S. Government & Agencies ...       185        147        332           860        144          9      1,013
       State & Political Subdivisions       (357)         5       (352)         (509)       (22)         3       (528)
       Other Securities ..............        62        (14)        48           138         10          0        148
                                         -------    -------    -------       -------    -------    -------    -------
           Total Investment Securities      (110)       138         28           489        132         12        633
                                         -------    -------    -------       -------    -------    -------    -------

   Loans:(1)(2)
       Comm'l Loans & Comm'l Mtgs ....     1,560          0      1,560         3,128       (201)        44      2,971
       Residential Mortgages .........        12        (32)       (20)          (20)        37          5         22
       Home Equity Loans .............        68        (21)        47           205        (67)         1        139
       Installment Loans .............        (7)         3         (4)           (7)         5          1         (1)
                                         -------    -------    -------       -------    -------    -------    -------
           Total Loans ...............     1,633        (50)     1,583         3,306       (226)        51      3,131
                                         -------    -------    -------       -------    -------    -------    -------

      Total Interest Income ..........     1,382         87      1,469         3,369        (98)        63      3,334
                                         -------    -------    -------       -------    -------    -------    -------

Interest Paid On:
   Regular Savings ...................        21          5         26            38         12          0         50
   NOW ...............................        37        (15)        22            49        (71)         2        (20)
   Money Market Accounts .............       (83)       (40)      (123)         (336)      (130)         6       (460)
   Commercial Certificates of Deposit         20        (26)        (6)           10        (23)         6         (7)
   Consumer Certificates of Deposit ..        28       (104)       (76)          805       (315)        10        500
   Borrowed Funds ....................       676        (43)       633         1,326       (113)         5      1,218
                                         -------    -------    -------       -------    -------    -------    -------

      Total Interest Expense .........       699       (223)       476         1,892       (640)        29      1,281
                                         -------    -------    -------       -------    -------    -------    -------

      Net Interest Income ............   $   683    $   310    $   993       $ 1,477    $   542    $    34    $ 2,053
                                         =======    =======    =======       =======    =======    =======    =======


(1)  Includes nonperforming loans.
(2)  Included in interest income are loan fees.


                                   (21)

Provision for Loan Losses

The provision for loan losses increased to $1.2 million for the first nine months of 1996 compared to a provision of $242 thousand for the same period in 1995. The provision is the result of management's review of several factors, including increased loan balances and management's assessment of economic conditions, credit quality and other factors that would have an impact on future possible losses in the loan portfolio. The allowance for loan losses totaled $2.5 million, or 1.02% of total loans, and 81.5% of non-performing loans, and non-performing loans totaled $3.1 million, or 1.3% of total loans at September 30, 1996.

The provision for loan losses was increased to $668 thousand for the third quarter of 1996 as a result of the acquisition of the loan participations from Regent, normal Carnegie loan growth and management's evaluation of the adequacy of the allowance for loan losses to absorb potential losses in the loan portfolio. Carnegie did not take a provision for loan losses in the comparable quarter of 1995 due to a moderate level of loan growth during the period.

Non-Interest Income

Total non-interest income was $1.2 million for the first nine months of 1996 compared to $571 thousand for the first nine months of 1995, an increase of $592 thousand, or 103.7%. The increase was primarily attributable to net gains on investment securities sales amounting to $305 thousand, and $294 thousand attributable to gains on sale of other real-estate owned compared to net losses on investment securities sales of $2 thousand during the first nine months of 1995. Other service fees decreased by $9 thousand for the first nine months of 1996 compared to the same period in 1995.

Non-Interest Expense

Total non-interest expenses increased $1.6 million, or 28.1% for the nine months ended September 30, 1996 compared to the same period in 1995. The increase was due primarily to increased employment resulting from branch expansion as the Company opened four new branch offices since October 31, 1995, as well as increases in occupancy expenses, equipment expenses and other expenses generally attributable to the Company's growth. Of this increase, employment costs increased $1.0 million, or 42.0%, and was attributable to increases in the number of employees from 93 full-time equivalents at September 30, 1995 to 126 full-time equivalents at September 30, 1996, as well as merit and cost of living adjustments. Although the number of employees increased by over 35% during these comparable periods, employee benefits increased by only 17% due primarily to cost savings realized with new medical and other insurance programs.

Occupancy expenses increased $277 thousand, or 36.5%, for the first nine months of 1996 compared to the same period in 1995. The increase was attributable primarily to increased lease expense of $224 thousand, increased leasehold depreciation expenses of $103 thousand, increased leasehold maintenance expenses of $22 thousand, and increased utilities expenses of $13 thousand , offset by a reduction in occupancy relocation expenses of $85 thousand accrued during the first quarter of 1995. The increased lease expense and leasehold depreciation expense were attributable to additional costs resulting from the relocation to larger corporate headquarter facilities and the opening of four new branch offices as well as normal annual lease increases on other branch facilities. Furniture and equipment expenses increased $289 thousand, or 73.2% due primarily to depreciation and maintenance costs on purchases of enhanced computer equipment, depreciation on replacements of other furniture and equipment, as well as depreciation and maintenance costs associated with the new facilities.


                                   (22)

Other expenses increased $19 thousand, or .9%, for the first nine months of 1996 compared to the first nine months of 1995. The increase was attributable to increased other expenses of $237 thousand, an increase of 12.4%, attributable to the continued growth of the Company, which resulted in increased supplies, communications and professional expenses, and was offset by reduced FDIC insurance costs of $218 thousand.

Income Tax Expense

The Company recognized an income tax provision, which includes both Federal and State taxes, of $805 thousand for the nine months ended September 30, 1996, for an effective income tax rate of 33.6%. This compared to $552 thousand, for an effective income tax rate of 26.2% for the same period in 1995. The increase in the effective tax rate is due primarily to an increase in the Company's taxable income, at the Federal tax rate of 34%, without a proportionate increase in tax-exempt income and the sale of substantially all of the Company's tax exempt securities during the second quarter of 1996.

RESULTS OF OPERATIONS for the three months ended September 30, 1996 compared to the three months ended September 30, 1995

Net Income

For the three months ended September 30, 1996, Carnegie had net income before provision for loan losses of $859 thousand, an increase of 64.6% over comparable net income before provision for loan losses in the comparable period of 1995. However, in connection with the purchase of loan participations from Regent National Bank previously discussed, and in recognition of an internally generated increase in Carnegie's loan portfolio of $19 million, Carnegie took a provision for loan losses of $668 thousand in the quarter ended September 30, 1996. Carnegie did not take a provision for loan losses in the comparable period of 1995 due to a moderate level of loan growth during the period.

After the effect of the provision for loan losses, the Company earned $418 thousand, or $0.21 net income per share on a primary basis and $0.20 on a fully diluted basis for the quarter ended September 30, 1996 compared to $522 thousand, or $0.27 for both primary and fully diluted net income per share for the quarter ended September 30, 1995, a decrease of $104 thousand, or 19.9%. The decrease in net income was primarily due to the $668 thousand increase in loan loss provision; higher non-interest expenses which increased $557 thousand, or 28.7%; and increased income taxes of $81 thousand, or 46.6%, partially offset by a $1.1 million, or 44.9% increase in net interest income and a $97 thousand, or 54.2% increase in non-interest income.

Net Interest Income

Net interest income for the third quarter of 1996, on a "FTE" basis, increased $993 thousand, or 38.4%, compared to the third quarter of 1995. This improvement in net interest income resulted primarily from a higher level of earning assets as the net interest margin increased to 5.29% from 4.74%. The increase in the net interest margin resulted from higher yielding loan volume and reduced lower yielding Fed Funds sold volume as the spread between earning assets and interest bearing liabilities increased from 3.72% in the third quarter of 1995 to 4.43% in the third quarter of 1996.


                                   (23)

Average earning assets for the third quarter of 1996 increased by $51.8 million compared to the third quarter of 1995, primarily as a result of a $63.9 million, or 43.9% increase in average loans, offset by a $9.7 million reduction in average Federal Funds sold. Funding for the growth in loans came from deposit growth generated by the Company's maturing branch offices and utilization of borrowed funds. Total average deposits increased $11.3 million, or 5.5% and borrowed funds increased $44.1 million.

Provision for Loan Losses

The provision for loan losses was increased to $668 thousand for the third quarter of 1996 as a result of the acquisition of the loan participations from Regent, normal Carnegie loan growth and management's evaluation of the adequacy of the allowance for loan losses to absorb potential losses in the loan portfolio. Carnegie did not take a provision for loan losses in the comparable quarter of 1995 due to a moderate level of loan growth during the period.

Non-Interest Income

Total non-interest income increased $97 thousand, or 54.2%, to $276 thousand for the third quarter of 1996 compared to $179 thousand for the same quarter of 1995. The increase is primarily attributable to net gains on investment securities sales amounting to $82 thousand compared to $0 security gains or losses during the third quarter of 1995. This increase was further effected by a increase in other fees and commissions of $20 thousand and a reduction in service fees on deposits of $5 thousand.

Non-Interest Expense

Total non-interest expense increased $557 thousand, or 28.7%, for the third quarter of 1996 compared to the same quarter in 1995. The increase is primarily due to increased employment expenses, as well as increases in occupancy expenses, equipment expenses and other expenses generally attributable to the Company's growth. During the fourth quarter of 1995, a new branch was opened in Toms River, New Jersey. Additionally, during the first six months of 1996, new branches were opened in Montgomery, New Jersey , Langhorne, Pennsylvania and Flemington, New Jersey, as well as the relocation of our Hamilton, New Jersey office to larger facilities in October, 1996.

Employment costs increased $312 thousand, or 35.4%, for the third quarter of 1996 compared to the same quarter in 1995 due primarily to increased staffing resulting from growth and the opening of four additional branch offices. Carnegie staff increased from 93 full-time equivalents at September 30, 1995 to 126 full-time equivalents at September 30, 1996, an increase of over 35%.

Occupancy expenses increased $92 thousand, or 33.0%, for the third quarter of 1996 compared to the third quarter of 1995. The increase is attributable primarily to increased lease expense of $30 thousand incurred for the new branch offices as well as normal annual lease increases on other branch facilities, an increase of $43 thousand in leasehold depreciation on these facilities and increased utilities and maintenance costs amounting to $19 thousand.

Furniture and equipment expenses increased $85 thousand, or 54.8%, due primarily to depreciation on purchases of new computer equipment and other furniture and equipment, which amounted to $66 thousand, increased maintenance costs which amounted to $29 thousand, and was offset by a reduction in non-capitalized minor purchases of $10 thousand.


                                   (24)

Other expenses increased $68 thousand, or 10.8%, for the third quarter of 1996 compared to the third quarter of 1995. The increase was attributable to the continued growth of the Company, which resulted in increased supplies, communications, general insurance and professional expenses.

Income Tax Expense

The Company recognized an income tax provision, which includes both Federal and State taxes, of $255 thousand for the third quarter of 1996, for an effective income tax rate of 37.9% This compared to $174 thousand, for an effective income tax rate of 25.0%, for the same quarter in 1995. The increase in the effective tax rate is due to the sale of substantially all of the Company's tax-exempt municipal securities portfolio during the second quarter of 1996.


                                   (25)

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings - NONE

Item 2.   Changes in Securities  -  NONE

Item 3.   Defaults Upon Senior Securities  -  NONE

Item 4.   Submission of Matters to a Vote of Security Holders - NONE

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

          On October 3, 1996 Carnegie and Regent announced that the acquisition of Regent National Bank is expected to close during April of 1997. Amendments to the original agreement dated August 30, 1995 have been signed. Approvals of the transaction will be sought from regulatory authorities and from both organizations' shareholders at meetings expected to be held in the first quarter of 1997. The combined bank will bear the Carnegie Bank, N.A. name.

          Under the terms of the Amendment Agreement, Regent common and preferred stock will be exchanged for Carnegie common stock at a ratio determined at the month end prior to closing based upon the respective per share book values of each of Carnegie and Regent, subject to certain agreed upon adjustments. In addition, the Amendment requires that Regent remove the automobile insurance premium financing (IPF) loans as of the effective time of the merger into a liquidating trust.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits - Financial Data Schedule

          (b)  Reports on Form 8-K -

          The Registrant filed a current report on Form 8-K dated July 16, 1996 announcing its second quarter results of operations.


                                   (26)

                                 SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        CARNEGIE BANCORP
                                          (Registrant)






Date: November 12, 1996                 By:         RICHARD P. ROSA
                                           --------------------------------
                                                 Senior Vice President
                                               and Chief Financial Officer


                                   (27)