Form 10QSB/A
period 1996-09-30
CARNEGIE BANCORP
filed 1997-03-28
CIK 915277

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




                                                  CARNEGIE BANCORP
                                                  ----------------
                                                    (Registrant)






Date: December 27, 1996                 By:         RICHARD P. ROSA
                                           --------------------------------
                                                 Senior Vice President
                                               and Chief Financial Officer