Form 10KSB
period 1996-12-31
CARNEGIE BANCORP
filed 1997-03-31
CIK 915277

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------
                                   FORM 10-KSB
                                   -----------
(MARK ONE)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
                          ------------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to______

                         Commission file number 0-24562
                                                  -------
                                Carnegie Bancorp
--------------------------------------------------------------------------------
          (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

              New Jersey                               22-3257100
------------------------------------           ---------------------------
     (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
    OF INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

  619 Alexander Road, Princeton, N.J.                             08540
----------------------------------------                       ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE 609-520-0601
                                               ------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           Common Stock, no par value
----------------------------------------------------------------------------
                                (TITLE OF CLASS)

                       Warrants to purchase Common Stock
----------------------------------------------------------------------------
                                (TITLE OF CLASS)

      Indicate by check mark whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. (X )

      The aggregate market value of the voting stock held by non-affiliates of the Issuer as of February 28, 1997, was $30,990,618.

      The number of shares of the Issuer's Common Stock, no par value, outstanding as of February 28, 1997 was 1,983,565.

      For the fiscal year ended December 31, 1996, the Issuer had total revenues of $25,284,000.

================================================================================



                       DOCUMENTS INCORPORATED BY REFERENCE

                 10-KSB ITEM                             DOCUMENT INCORPORATED
                 -----------                             ---------------------

Item 6.     Management's Discussion and       Registrant's Annual Report to
            Analysis or Plan of Operation     Shareholders, under the caption
                                              "Management's Discussion and Analysis of
                                              Financial Condition and Results of
                                              Operation"

Item 7.     Financial Statements              Registrant's Annual Report to Shareholders
                                              under the caption "Consolidated Financial
                                              Statements"

Item 9.     Directors and Executive           Proxy Statement for 1997 Annual Meeting of
            Officers of the Company;          Shareholders to be filed no later than
            Compliance with Section           April 29, 1997
            16(a) of the Exchange Act

Item 10.    Executive Compensation            Proxy Statement for 1997 Annual Meeting of
                                              Shareholders to be filed no later than
                                              April 29, 1997

Item 11.    Security Ownership of Certain     Proxy Statement for 1997 Annual Meeting of
            Beneficial Owners and Management  Shareholders to be filed no later than
                                              April 29, 1997

Item 12.    Certain Relationships and         Proxy Statement for 1997 Annual Meeting of
            Related Transactions              Shareholders to be filed no later than
                                              April 29, 1997

                                     PART I

      ITEM 1.  DESCRIPTION OF BUSINESS

      GENERAL

            Carnegie Bancorp (the "Company" or "Registrant") is a New Jersey business corporation and a bank holding company registered with the Board of Governors of the Federal Reserve System (the "FRB") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company was incorporated on October 6, 1993 for the purpose of acquiring Carnegie Bank, N.A. (the "Bank") and thereby enabling the Bank to operate within the bank holding company structure. On April 12, 1994, the Company acquired one hundred percent (100%) of the outstanding shares of the Bank. The principal activities of the Company are owning and supervising the Bank, which engages in a commercial banking business in Mercer, Burlington, Hunterdon, Morris and Ocean counties, New Jersey and Bucks County, Pennsylvania. The Company directs the policies and coordinates the financial resources of the Bank.

            During 1996, the Company continued to expand its operations through the establishment of three new branch offices. In January, 1996, the Company opened a new office in Montgomery, New Jersey. In addition, in March 1996, the Company opened a loan production office in Flemington, New Jersey and in August, 1996, a branch office in Flemington, New Jersey. Finally, in May, 1996, the Company opened its first office outside of New Jersey, establishing a branch office in Langhorn, Bucks County, Pennsylvania. In late 1995, the Company had also opened a branch in Toms River, Ocean County, New Jersey. The Company believes that each of these locations will contribute to the Company's profitability in future years and that these areas share similar demographics to trade areas currently served by the Company.

            On August 30, 1995, the Company had entered into an amended and restated agreement and plan of merger (the "Merger Agreement") with Regent Bancshares Corp. ("Regent") pursuant to which Regent would merge with and into the Company and Regent's subsidiary bank would merge with the Bank. Consummation of the merger was delayed several times, primarily due to financial reporting difficulties experienced by Regent in connection with the servicing of a portion of its loan portfolio involving auto insurance premium financing loans. In October, 1996, the Merger Agreement was amended to reflect Regent's then current financial condition as well as certain other changed circumstances regarding the proposed merger. However, subsequent to the October amendments, the parties determined that there was still a risk of substantial delay in consummating the merger due to, among other things, Regent's continued financial reporting problems with its insurance premium financing portfolio and the replacement of its public accounting firm on December 31, 1996. In light of the substantial risk of delay, in January, 1997, the parties mutually agreed to terminate the proposed merger. In connection with the termination of the proposed merger, and pursuant to the terms of the Merger Agreement, Regent paid Carnegie the sum of $722,000 in reimbursement for expenses incurred by Carnegie in connection with the merger.

            In September and October, 1996, Carnegie had purchased $32.8 million in loan participations from Regent, with servicing retained by Regent. These participation interests represented, on average, a 90% participation in the whole loan balances. On January 14, 1997, Carnegie purchased Regent's remaining interest in these loans, a then current principal balance of $32.9 million, with servicing released, for a purchase price of
      102.2 percent. In addition, Regent repurchased from Carnegie $2.6 million in loan participations which Carnegie had previously purchased from Regent.

            In fiscal 1997, the Company does not expect to see the dynamic geographic growth that has been experienced in recent years. The Company does not anticipate establishing any additional branches in 1997, although the Company will review any opportunities which arise. The Company will concentrate on maintaining capital to asset ratios while increasing its loan portfolio through greater loan originations and loan purchases and on generating core deposits at all its branch locations.

      BUSINESS OF THE COMPANY

            The Company's primary business is ownership of the Bank. The Bank is a national bank, which commenced business in 1988 as a New Jersey state chartered commercial bank. The Bank currently operates from its main office in Princeton, New Jersey and from seven branch offices in Hamilton Township, Denville, Flemington, Marlton, Montgomery and Toms River, New Jersey and Langhorne, Pennsylvania. The deposits of the Bank are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Bank is a member of the Federal Reserve System.

            The Company conducts a general commercial banking business. The Company's loan products consist primarily of commercial loans (a majority of which are secured by mortgages on owner-occupied properties), commercial mortgages, loans to professionals (a majority of which are secured by business or personal assets), and to a lesser extent residential mortgage loans. The Company offers a full array of deposit accounts including time deposits, checking and other demand deposit accounts, savings accounts and money market accounts. The Company targets small businesses, professionals, and high net worth individuals as its prime customers, and as a general course of business, does not engage in high volume, consumer banking. The Company believes it competes successfully for its target market by offering superior service. This service includes having loan officers intimately involved in the loan approval process and delivering prompt responses to customer loan applications. Because management believes its target customers are more concerned with service and the availability of loans than price, the Company does not try to be the lowest cost source of funds in its market area.

      SERVICE AREAS

            The Company's service areas consist of Mercer, Morris, Burlington, Hunterdon and Ocean counties in New Jersey and Bucks County, Pennsylvania. The Company operates its main office in Princeton, New Jersey and seven branch offices in Marlton, Denville, Hamilton Township, Montgomery, Flemington and Toms River, New Jersey and Langhorne, Pennsylvania. Each of these locations was selected by management based upon the demographics of the area and a perceived need for the services rendered by the Company. In addition, management of the Company is familiar with the business communities in each of these market areas. The Company also selects branch locations based on having a perceived "edge" or advantage in these locations, usually based on relationships that exist in that market place.

      COMPETITION

            The Company operates in a highly competitive environment competing for deposits and loans with commercial banks, thrifts and other financial institutions, many of which have greater financial resources than the Company. Many large financial institutions in New York City and Philadelphia compete for the business of New Jersey residents and businesses located in the Company's primary areas of trade. Certain of these institutions have significantly higher lending limits than the Company and provide services to their customers which the Company does not offer.

            Management believes the Company is able to compete on a substantially equal basis with its competitors because it provides responsive personalized services through management's knowledge and awareness of the Company's service areas, customers and business. Management believes that this knowledge and awareness provide a clear business advantage in servicing the commercial and retail banking needs of the professional communities that comprise the Company's service areas.

      EMPLOYEES

            At December 31, 1996, the Company employed 117 full-time employees and 2 part-time employees. None of these employees is covered by a collective bargaining agreement and the Company believes that its employee relations are good.

                           SUPERVISION AND REGULATION

            Bank holding companies and banks are extensively regulated under both federal and state law. These laws and regulations are intended to protect depositors, not stockholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in the applicable law or regulation may have a material effect on the business and prospects of the Company and the Bank.

      BANK HOLDING COMPANY REGULATION

            General. As a bank holding company registered under the BHCA, the Company is subject to the regulation and supervision of the FRB. The Company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries. Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the FRB determines to be so closely related to banking or managing or controlling banks as to be properly incident thereto.

            The BHCA requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such bank's voting shares) or (iii) merge or consolidate with any other bank holding company. The FRB will not approve any acquisition, merger, or consolidation that would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served, when reviewing acquisitions or mergers.

            Additionally, the BHCA prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries; unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such determinations, the FRB is required to weigh the expected benefits to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

            There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default. Under a policy of the FRB with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The FRB also has the authority under the BHCA to require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary upon the FRB's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

            Capital Adequacy Guidelines for Bank Holding Companies. In January 1989, the FRB adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

            The minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least 4% of the total capital is required to be "Tier I Capital," consisting of common stockholders' equity, and qualifying preferred stock, less certain goodwill items and other intangible assets. The remainder ("Tier II Capital") may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted assets, (b) excess of qualifying preferred stock, (c) hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) subordinated debt and intermediate-term preferred stock up to 50% of Tier I capital. Total capital is the sum of Tier I and Tier II capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case by case basis or as a matter of policy after formal rule-making).

            Bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property which carry a 50% risk-weighting. Most investment securities (including, primarily, general obligation claims of states or other political subdivisions of the United States) are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes including general guarantees and standby letters of credit backing financial obligations, are given a 100% risk-weighting. Transaction related contingencies such as bid bonds, standby letters of credit backing nonfinancial obligations, and undrawn commitments (including commercial credit lines with an initial maturity or more than one year) have a 50% risk-weighting. Short term commercial letters of credit have a 20% risk-weighting and certain short-term unconditionally cancelable commitments have a 0% risk-weighting.

            In addition to the risk-based capital guidelines, the FRB has adopted a minimum Tier I capital (leverage) ratio, under which a bank holding company must maintain a minimum level of Tier I capital to average total consolidated assets of at least 3% in the case of a bank holding company that has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a leverage ratio of at least 100 to 200 basis points above the stated minimum.

      BANK REGULATION

            The Bank is a national bank subject to the supervision of, and regular examination by, the Comptroller of the Currency (the "OCC"), as well as to the supervision of the FDIC. The FDIC insures the deposits of the Bank to the current maximum allowed by law through the BIF.

            The operations of the Bank are subject to state and federal statutes applicable to banks which are members of the Federal Reserve System and to the regulations of the FRB, the FDIC and the OCC. Such statutes and regulations relate to required reserves against deposits, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, establishment of branches, and other aspects of the Bank's operations. Various consumer laws and regulations also affect the operations of the Bank, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit and fair credit reporting. Under the provisions of the Federal Reserve Act, the Bank is subject to certain restrictions on any extensions of credit to the Company or, with certain exceptions, other affiliates, on investments in the stock or other securities of national banks, and on the taking of such stock or securities as collateral. These regulations and restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs, including funds for acquisitions, and the payment of dividends, interest and operating expenses. Further, the Bank is prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, the Bank may not generally require a customer to obtain other services from the Bank or the Company, and may not require the customer to promise not to obtain other services from a competitor, as a condition to an extension of credit. The Bank also is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal stockholders or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms (including interest rates and collateral) as, and following credit underwriting procedures that are not less stringent than those prevailing at the time for, comparable transactions with persons not covered above and who are not employees and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. In addition extensions of credit to such persons beyond limits set by FRB regulations must be approved by the Board of Directors. The Bank also is subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of the Bank or the imposition of a cease and desist order.

            As an institution whose deposits are insured by the FDIC, the Bank also is subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by BIF insured institutions is as specified in schedules issued by the FDIC from time to time. The amount of the assessment is determined in part to allow for a minimum BIF reserve ratio of 1.25% of estimated insured deposits. The current premium assessment schedule is from 0% to 0.31% of an institution's average assessment base. The actual assessment to be paid by each BIF member is based on the institution's assessment risk classification, which is determined based upon whether the institution is considered "well capitalized," "adequately capitalized," or "under-capitalized," as those terms have been defined in applicable federal regulations adopted to implement the prompt corrective action provisions of the Federal Deposit Insurance Act, and whether such institution is considered by its supervising agency to be financially sound or to have supervisory concerns.

            Recent Regulatory Enactments. On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "Deposit Act") became law. The primary purpose of the Deposit Act is to recapitalize the Savings Association Insurance Fund of the FDIC (the "SAIF") by charging all SAIF member institutions a one-time special assessment. The Deposit Act will lead to equalization of the deposit insurance assessments between Bank and SAIF insured institutions, and will also separate out from insurance assessment payments required for debt service and principal repayment on bonds issued by the Federal Finance Corporation ("FICO") in the mid-1980s to fund a portion of the thrift bailout. Under the Deposit Act, BIF-insured institutions will, for the first time, be required to pay a portion of the obligations owed under the FICO bonds. The rate of contribution has been set for SAIF members at 6.4 basis points on assessed deposits while BIF institutions will only be required to pay 1.3 basis points on assessed deposits. This disparity will stay in effect until such time as the Federal thrift and commercial bank charters are merged and the deposit insurance funds are thereafter merged. Under the Deposit Act, this may occur by January 1, 1999. At that time, all federally insured institutions should have the same total FDIC assessment.

            On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act (the "Interstate Act") was enacted. The Interstate Act generally enhances the ability of bank holding companies to conduct their banking business across state boarders. The Interstate Act has two main provisions. The first provision generally provides that commencing on September 29, 1995, bank holding companies may acquire banks located in any state regardless of the provisions of state law. These acquisitions are subject to certain restrictions, including caps on the total percentage of deposits that a bank holding company may control both nationally and in any single state. New Jersey law currently allows interstate acquisitions by bank holding companies whose home state has "reciprocal" legislation which would allow acquisitions by New Jersey based bank holding companies in such states.

            The second major provision of the Interstate Act permits, beginning on June 1, 1997, banks located in different states to merge and continue to operate as a single institution in more than one state. States may, by legislation passed before June 1, 1997, opt out of the interstate bank merger provisions of the Interstate Act. In addition, states may elect to opt in and allow interstate bank mergers prior to June 1, 1997.

            A final provision of the Interstate Act permits banks located in one state to establish new branches in another state without obtaining a separate bank charter in that state, but only if the state in which the branch is located has adopted legislation specifically allowing interstate de novo branching.

            In April, 1996, the New Jersey legislature passed legislation which would permit interstate bank mergers prior to June 1, 1997, provided that the home state of the institution acquiring the New Jersey institution permits interstate mergers prior to June 1, 1997. In addition, the legislation permits an out-of-state institution to acquire an existing branch of a New Jersey-based institution, and thereby conduct a business in New Jersey. The legislation does not permit interstate de novo branches. This Legislation is likely to enhance competition in the New Jersey marketplace as bank holding companies located outside of New Jersey become freer to acquire institutions located within the state of New Jersey.

      ITEM 2.  DESCRIPTION OF PROPERTY

            The Company's main offices are located at 619 Alexander Road, Princeton, New Jersey. The Company leases office space in the building.

            The Company, in addition to its main office, maintains seven branches, six of which are leased and subject to renewal. The Company believes it will have no difficulty renewing each of these leases. The table set forth below provides additional information regarding these leases:

      BRANCH & LOCATION                           EXPIRATION DATE OF LEASE

      Main Office:
            619 Alexander Road
            Princeton, New Jersey 08540         March 31, 2015
                                                      (one five year renewal
                                                       option)

      Hamilton Township Branch Office:
            One Edinburg Road
            Mercerville, New Jersey  08619      June 30, 2001
                                                      (3 five year renewal
                                                       options)

      Marlton Branch Office:
            6000 West Lincoln Drive
            Marlton, New Jersey  08053          July 16, 2001
                                                      (2 five year renewal
                                                       options)

      Denville Branch Office:
            125 East Main Street
            Denville, New Jersey  07834         December 31, 1997

      Montgomery Branch Office:
            One Airport Plaza
            Route 206 North
            Princeton, New Jersey  08540        August 31, 2000
                                                      (2 five year renewal
                                                       options)

      Toms River Branch Office:
            910 Hooper Avenue
            Toms River, New Jersey  08753       June 30, 2005

      Langhorne Branch Office:
            100 North Buckston Drive
            Suite E-204
            Langhorne, PA  17047                January 31, 2002
                                                      (1 four year renewal
                                                      option)

      Flemington Temporary Branch Office:
            8 Main Street
            Flemington, NJ  08822               Monthly lease, terminating
                                                      on March 31, 1997

      Flemington Branch Office:
            171 Main Street
            Flemington, NJ  08822               Owned by Company

      ITEM 3.  LEGAL PROCEEDINGS

       The Company and the Bank are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the Bank's business. Management does not believe that there is any pending or threatened proceeding against the Company or the Bank which, if determined adversely, would have a material effect on the business or financial position of the Company or the Bank.

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted for a vote of the Registrant's shareholders during the Fourth Quarter of 1996.

                                     PART II

      ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's Common Stock is traded over-the-counter and quoted by the National Association of Securities Dealers through the NASDAQ National Market System. The NASDAQ symbol for the Company's Common Stock is CBNJ. As of December 31, 1996, there were 629 registered holders of Common Stock.

       The following table presents the sale price range and dividends per share for the eight quarters ended December 31, 1996. The high and low bid prices reflect inter-dealer quotations, without commissions, and may not necessarily represent actual transactions. The high and low bid prices and the cash dividends per share have not been adjusted for stock dividends.

      COMMON STOCK PRICE RANGE

                                         High           Low          Dividend
                                        ------         ------        --------
       1996 First Quarter               $18.00         $15.75         $.12

          Second Quarter                 16.25          14.25          .12

          Third Quarter                  17.13          15.00          .12

          Fourth Quarter                 20.13          16.75          .13


       1995 First Quarter               $12.75         $11.00         $.12

          Second Quarter                 14.25          12.25          .12

          Third Quarter                  16.50          13.75          .12

          Fourth Quarter                 16.87          15.50          .12


       A dividend reinvestment and stock purchase plan is available for stockholders who wish to increase their holdings. Under the plan, quarterly dividends may be reinvested in the Company's Common Stock at market value. In addition, optional cash investments of not less than $25 nor more than $5,000 per quarterly investment period may be made in Common Stock, at market value, without incurring a commission or fee.

      ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

       The information required by this item is incorporated by reference from the Registrant's Annual Report to Shareholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation."

      ITEM 7.  FINANCIAL STATEMENTS

       The information required by this item is incorporated by reference from the Registrant's Annual Report to Shareholders under the caption "Consolidated Financial Statements."

      ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

      ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a)

       Information concerning directors and executive officers is included in the definitive Proxy Statement for the Company's 1997 Annual Meeting under the captions "PROPOSAL 1. ELECTION Of DIRECTORS" and information concerning compliance with Section 16(a) of the Exchange Act is included under the caption "COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934," each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 1997.

       The following table sets forth certain information about each executive officer of the Registrant who is not also a director.


                                                                  Principal Occupation
       Name, Age and Position             Officer Since           During Past Five
                                                                  Years
       ----------------------             ------------            ---------------------

       Floyd Haggar, 46, Senior                   1994            National Bank Examiner,
       Lending Officer                                            Office of the Comptroller
                                                                  of the Currency
                                                                  (1990-1994).  Formerly,
                                                                  Vice President, Chase
                                                                  Manhattan Bank.


       Richard P. Rosa, 45, Chief                 1995            Chief Financial Officer of
       Financial Officer                                          Carnegie Bank, NA, since
                                                                  April 1995.  Formerly,
                                                                  Executive Vice President
                                                                  and Chief Financial
                                                                  Officer of Lakeland First
                                                                  Financial Group, Inc. and
                                                                  its wholly-owned
                                                                  subsidiary, Lakeland
                                                                  Savings Bank.


      ITEM 10.  EXECUTIVE COMPENSATION

       Information concerning executive compensation is included in the definitive Proxy Statement for the Company's 1997 Annual Meeting under the captions "EXECUTIVE COMPENSATION" and "PROPOSAL 2.

      APPROVAL OF THE CARNEGIE BANCORP 1997 STOCK OPTION PLAN", each of which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 1997.

      ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy Statement for the Company's 1997 Annual Meeting under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 1997.

      ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's 1997 Annual Meeting under the caption "CERTAIN TRANSACTIONS WITH MANAGEMENT," which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 29, 1997.

      ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

      (a)  Exhibits

       Exhibit
       Number       Description of Exhibits
       -------      -----------------------
       3(i)         Certificate of Incorporation of the Company(1)

       3(ii)        Bylaws of the Company(1)

       4(i)         Warrant Agreement/Form of Warrant Certificate(2)

       4(ii)        Form of Stock Certificate(2)

       10(i)        1993 Employee Stock Option Plan(1)

       10(ii)       1993 Stock Option Plan for Non-Employee Directors(1)

       10(iii)      1995 Directors' Stock Option(3)

       10(iv)       1995 Employee Stock Option Plan(3)

       10(v)        Employment Agreement between the Registrant and Thomas L.
                    Gray

       10(vi)       Employment Agreement between the Registrant and Mark A.
                    Wolters

       10(vii)      Consulting Agreement between the Registrant and Bruce A.
                    Mahon

       13           Annual Report to Shareholders for the year ended December
                    31, 1996

       21           Subsidiaries of Registrant

       23           Consent of Coopers & Lybrand

       27           Financial Data Schedule

       ----------------------------------

      (1) Incorporated by reference from Exhibits 2(a) to 99(b) from the Registrant's Registration Statement on Form S-4, Registration No. 33-72088.
      (2) Incorporated by reference from Registrant's Registration Statement on Form SB-2, Registration No. 33-80426 (Exhibit 4(i))
      (3) Incorporated by reference from Registrant's Registration Statement on Form S-4, Registration No. 33-65197 (Exhibits 10(a) and 10(b)).


      (b)   Reports on Form 8-K.

       The Registrant has filed the following reports on Form 8-K during the quarter ended December 31, 1996.

    Date                                Item Reported
    ----                               --------------
    October 4, 1996             Current Report on Form 8-K filed reporting the
                                issuance of a press release regarding
                                amendments to the Amended and Restated
                                Agreement and Plan of Merger with Regent
                                Bancshares Corp.

    October 29, 1996            Current Report on Form 8-K filed for the
                                issuance of a press release dated October 17, 1996 announcing the Company's results of operations for the three and nine month periods ended September 30, 1996 and an increase in the Company's quarterly cash dividend.

                                  SIGNATURES

   In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CARNEGIE BANCORP

                                       By: /s/ THOMAS L. GRAY, JR.
                                           ----------------------------------
                                           Thomas L. Gray, Jr.,
                                           President and Chief
                                           Executive Officer

March 28, 1997

       In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ THEODORE H. DOLCI, JR.                           March 28, 1997
-----------------------------
Theodore H. Dolci, Jr.

/s/ MICHAEL E. GOLDEN                                March 28, 1997
-----------------------------
Michael E. Golden

/s/ THOMAS L. GRAY, JR.                              March 28, 1997
-----------------------------
Thomas L. Gray, Jr.
(Principal Executive Officer)

/s/ BRUCE A. MAHON                                   March 28, 1997
-----------------------------
Bruce A. Mahon

/s/ JOSEPH J. OAKES, III                             March 28, 1997
-----------------------------
Joseph J. Oakes, III

/s/ JAMES E. QUACKENBUSH                             March 28, 1997
-----------------------------
James E. Quackenbush

/s/ STEVEN L. SHAPIRO                                March 28, 1997
-----------------------------
Steven L. Shapiro

/s/ SHELLEY M. ZEIGER                                March 28, 1997
-----------------------------
Shelley M. Zeiger

/s/ RICHARD ROSA                                     March 28, 1997
------------------------------
Richard Rosa
(Principal Financial Officer
 and Principal Accounting Officer)

                               CARNEGIE BANCORP

                               INDEX TO EXHIBITS

Exhibit
Number        Description of Exhibits
-------       -----------------------

3(i)          Certificate of Incorporation of the Company(1)

3(ii)         Bylaws of the Company(1)

4(i)          Warrant Agreement/Form of Warrant Certificate(2)

4(ii)         Form of Stock Certificate(2)

10(i)         1993 Employee Stock Option Plan(1)

10(ii)        1993 Stock Option Plan for Non-Employee Directors(1)

10(iii)       1995 Directors' Stock Option(3)

10(iv)        1995 Employee Stock Option Plan(3)

10(v)         Employment Agreement between the Registrant and Thomas L.
              Gray, Jr.

10(vi)        Employment Agreement between the Registrant and Mark A.
              Wolters

10(vii)       Consulting Agreement between the Registrant and Bruce A.
              Mahon

13            Annual Report to Shareholders for the Year Ended December
              31, 1996

21            Subsidiaries of Registrant

23            Consent of Coopers & Lybrand

27            Financial Data Schedule

----------------------------------
(1) Incorporated by reference from Exhibits 2(a) to 99(b) from the Registrant's Registration Statement on Form S-4, Registration No. 33-72088.
(2) Incorporated by reference from Registrant's Registration Statement on Form SB-2, Registration No. 33-80426 (Exhibit 4(i))
(3) Incorporated by reference from Registrant's Registration Statement on Form S-4, Registration No. 33-65197 (Exhibits 10(a) and 10(b)).