Form 10QSB
period 1997-03-31
CARNEGIE BANCORP
filed 1997-05-14
CIK 915277

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                   ----------

(Mark One)

    [X]         Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997


     [ ]          Transition report under Section 13 or 15(d)
                              of the Exchange Act

               For the transition period from ________ to ________


                          Commission file number 0-2456


                                CARNEGIE BANCORP
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          NEW JERSEY                                            22-3257100
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


                 619 ALEXANDER ROAD, PRINCETON, NEW JERSEY 08540
                 -----------------------------------------------
                    (Address of principal executive offices)


                                 (609) 520-0601
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

    COMMON STOCK, NO PAR -- 2,090,046 SHARES OUTSTANDING AS OF APRIL 25, 1997

================================================================================

                                      INDEX

                         CARNEGIE BANCORP AND SUBSIDIARY

                                   ----------

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Condensed Balance Sheets at
          March 31, 1997 (Unaudited) and December 31, 1996 ............     3

        Consolidated Condensed Statements of Income for the three
          months ended March 31, 1997 and 1996 (Unaudited) ............     4

        Consolidated Condensed Statements of Cash Flows for the
          three months ended March 31, 1997 and 1996 (Unaudited) ......     5

        Notes to Consolidated Condensed Financial Statements...........   6 - 11

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations ...................................  12 - 21


PART II. OTHER INFORMATION

Item 1. Legal Proceedings .............................................    22

Item 2. Changes in Securities .........................................    22

Item 3. Defaults Upon Senior Securities ...............................    22

Item 4. Submission of Matters to a Vote of Security Holders ...........    22

Item 5. Other Information .............................................    22

Item 6. Exhibits and Reports on Form 8-K

          a. Exhibit 27 -- Financial Data Schedule ....................    22
          b. Reports on Form 8-K ......................................    22

SIGNATURES ............................................................    23

                                  CARNEGIE BANCORP AND SUBSIDIARY

                               CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                   March 31, 1997     December 31,
                                                                    (Unaudited)           1996
                                                                    -----------       ------------
                                                                       (Dollars in thousands)
ASSETS
Cash and cash equivalents:
  Cash and due from banks.....................................       $ 12,906          $ 16,745
  Federal funds sold..........................................         18,425               --
                                                                     --------          --------
            Total cash and cash equivalents ..................         31,331            16,745
                                                                     --------          --------
Investment Securities:
  Available for sale..........................................         52,792            30,110
  Held to maturity (fair value $22,750 at March 31,
    1997 and $23,258 at December 31, 1996)....................         22,932            23,264
                                                                      -------           -------
            Total investment securities ......................         75,724            53,374
                                                                      -------           -------
Loans, net of allowance for loan losses of $2,761 at
  March 31, 1997 and $2,665 at December 31, 1996..............        266,378           263,797
Premises and equipment, net...................................          4,715             4,482
Other real estate owned.......................................            644               473
Accrued interest receivable and other assets..................          3,871             4,486
                                                                     --------          --------
            TOTAL ASSETS .....................................       $382,663          $343,357
                                                                     ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing demand deposits........................        $43,410           $42,372
  Interest bearing deposits:
    Savings deposits..........................................        177,617           139,671
    Other time deposits.......................................         60,357            62,008
    Certificates of deposit $100,000 and over.................         60,223            58,511
                                                                     --------          --------
            Total deposits ...................................        341,607           302,562
                                                                      -------           -------
Short-term borrowings.........................................            --              1,000
Long-term debt................................................         14,425            14,425
Accrued interest payable and other liabilities................          1,860             1,628
                                                                     --------          --------
            Total liabilities ................................        357,892           319,615
                                                                     --------          --------
Commitments and contingencies
Stockholders' equity:
    Common stock, no par value, authorized 5,000,000 shares;
      issued and outstanding 2,080,526 at March 31, 1997
      and 1,940,942 at December 31, 1996......................         10,403             9,705
    Capital surplus...........................................         14,407            12,711
    Undivided profits.........................................            193             1,530
    Net unrealized holding (losses) on securities
      available for sale......................................           (232)             (204)
                                                                     --------          --------
            Total stockholders' equity .......................         24,771            23,742
                                                                     --------          --------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........       $382,663          $343,357
                                                                     ========          ========


              See accompanying notes to consolidated condensed financial statements.

                                                (3)

                        CARNEGIE BANCORP AND SUBSIDIARY

            CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

                  Dollars in thousands, except per share data


                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                             1997        1996
                                                            ------      ------
Interest income:
   Loans, including fees ...............................    $6,304      $4,252
   Federal funds sold ..................................       113          10
   Investment securities:
      Taxable ..........................................       959         839
      Tax-exempt .......................................        69         243
                                                            ------      ------
         Total interest income .........................     7,445       5,344
                                                            ------      ------
Interest expense:
   Savings deposits ....................................     1,693         677
   Other time deposits .................................       960         849
   Certificates of deposit $100,000 and over ...........       743         491
   Short-term borrowings ...............................        23         310
   Long-term debt ......................................       226         --
                                                            ------      ------
         Total interest expense ........................     3,645       2,327
                                                            ------      ------
         Net interest income ...........................     3,800       3,017
Provision for loan losses ..............................       146         172
                                                            ------      ------
         Net interest income after provision
            for loan losses ............................     3,654       2,845
                                                            ------      ------
Non-interest income:
   Service fees on deposits ............................       114          90
   Other fees and commissions ..........................       164          81
   Investment securities gains .........................       --          195
   Investment securities losses ........................       (91)        (67)
                                                            ------      ------
         Total non-interest income .....................       187         299
                                                            ------      ------
Non-interest expense:
   Salaries and wages ..................................     1,054         862
   Employee benefits ...................................       278         214
   Occupancy expense ...................................       368         327
   Furniture and equipment .............................       270         211
   Other ...............................................       723         666
                                                            ------      ------
         Total non-interest expense ....................     2,693       2,280
                                                            ------      ------
         Income before income taxes ....................     1,148         864
Income tax expense .....................................       381         258
                                                            ------      ------
         Net Income ....................................    $  767      $  606
                                                            ======      ======
Per Common Share:
   Net income -- primary ...............................    $ 0.33      $ 0.29
   Net income -- fully diluted .........................    $ 0.33      $ 0.29
   Cash Dividends ......................................    $ 0.14      $ 0.12

Weighted average shares outstanding (in thousands):
   Primary .............................................     2,321       2,099
   Fully Diluted .......................................     2,321       2,099


     See accompanying notes to consolidated condensed financial statements.


                                      (4)

                        CARNEGIE BANCORP AND SUBSIDIARY

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)


                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             1997        1996
                                                           --------    --------
                                                              (000's omitted)
Cash flows from operating activities:
  Net income ...........................................   $    767    $    606
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ....................        269         207
      Provision for loan losses ........................        146         172
      Accretion of investment discount .................        (25)         (4)
      Amortization of investment premium ...............         34         141
      Gain on sale of available-for-sale securities.....       --          (195)
      Loss on sale of available-for-sale securities ....         91          67
      Decrease (increase) in accrued interest
        receivable and other assets ....................        632        (375)
      Increase (decrease) in accrued interest
        payable and other liabilities ..................        232        (234)
                                                           --------    --------
           Net cash provided by operating activities ...      2,146         385
                                                           --------    --------
Cash flows from investing activities:
  Proceeds from sale of securities available-for-sale ..      6,636      18,999
  Proceeds from maturities and principal paydowns of
     investment securities .............................        771       1,291
  Purchase of securities available-for-sale ............    (29,902)     (3,004)
  Purchase of securities held-to-maturity ..............       --       (11,823)
  Net increase in loans made to customers ..............     (2,900)    (17,839)
  Cash collected on previously charged-off loans .......          2           2
  Additions to premises and equipment ..................       (502)       (446)
                                                           --------    --------
           Net cash used in investing activities .......    (25,895)    (12,820)
                                                           --------    --------
Cash flows from financing activities:
  Net increase in deposits .............................     39,045      25,481
  Net decrease in short term borrowings ................     (1,000)     (7,500)
  Proceeds from common stock issued on exercise
    of options and warrants ............................        576        --
  Cash paid for dividends ..............................       (286)       (210)
                                                           --------    --------
           Net cash provided by financing activities ...     38,335      17,771
                                                           --------    --------
Net change in cash and cash equivalents ................     14,586       5,336
Cash and cash equivalents as of beginning of year ......     16,745      10,207
                                                           --------    --------
Cash and cash equivalents as of end of period ..........   $ 31,331    $ 15,543
                                                           ========    ========
Supplemental disclosures:
Cash paid during the period for:
  Interest .............................................   $  3,492    $  2,315
  Income taxes .........................................   $      0    $      0


     See accompanying notes to consolidated condensed financial statements.


                                      (5)

                        CARNEGIE BANCORP AND SUBSIDIARY

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)


NOTE A -- BASIS OF PRESENTATION

The consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the financial statement date and the reported amounts of revenues and expenses during the reporting period. Since management's judgement involves making estimates concerning the likelihood of future events, the actual results could differ from those estimates which will have a positive or negative effect on future period results. The accompanying consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto as of and for the year ended December 31, 1996. The results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

NOTE B -- INVESTMENT SECURITIES

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

The Company has evaluated all of its investments in debt securities and has classified them as either held to maturity or available for sale. Any security which is a U.S. Government security, U.S. Government agency security, an agency mortgage-backed security, or an obligation of a state or political subdivision may be placed in the held-to-maturity category if acquired with the intent and ability to maintain the security in the portfolio until maturity. Premiums and discounts on these securities are amortized or accreted based on the effective yield method. Realized gains and losses from the sale of securities available for sale are determined on a specific identification cost basis.


                                      (6)

                        CARNEGIE BANCORP AND SUBSIDIARY

Management determines the appropriate classification of securities at the time of purchase. At March 31, 1997 and December 31, 1996, a majority of the Company's investment securities was classified as available for sale. Due to this classification, the Company's stockholders' equity will be affected by changing interest rates which affect the market price of the Company's securities available for sale. At March 31, 1997 and December 31, 1996, no investment securities were classified as trading securities.

The following tables present the book values, market values and gross unrealized gains and losses of the Company's investment securities portfolio as of March 31, 1997 and December 31, 1996.

                                                   March 31, 1997
                                     -------------------------------------------
                                                  Gross       Gross
                                     Amortized  Unrealized  Unrealized   Market
                                       Cost       Gains       Losses      Value
                                     ---------  ----------  ----------   -------
                                                (Dollars in thousands)
Securities available for sale (1):
  U.S. Government .................   $21,559      $ --       ($125)     $21,434
  Mortgage-backed securities ......    15,491        42       ( 226)      15,307
  Obligations of State and
    Political Subdivisions ........     8,060        --         --         8,060
  Other securities ................     8,049        --       (  58)       7,991
                                      -------      ----        ----      -------
                                      $53,159      $ 42       ($409)     $52,792
                                      =======      ====        ====      =======
Securities held to maturity:
  U.S. Government .................   $ 9,036      $ 56       ($  9)     $ 9,083
  Mortgage-backed securities ......    13,896        --       ( 229)      13,667
                                      -------      ----        ----      -------
                                      $22,932      $ 56       ($238)     $22,750
                                      =======      ====        ====      =======
----------
(1) Net unrealized losses of $232 thousand, net of a tax benefit of $135 thousand, were reported as a reduction to stockholders' equity at March 31, 1997.


                                                  December 31, 1996
                                     -------------------------------------------
                                                  Gross       Gross
                                     Amortized  Unrealized  Unrealized   Market
                                       Cost       Gains       Losses      Value
                                     ---------  ----------  ----------   -------
                                                (Dollars in thousands)
Securities available for sale (2):
  U.S. Government .................   $ 5,986      $ --       ($ 50)     $ 5,936
  Mortgage-backed securities ......    15,524        49       ( 267)      15,306
  Obligations of State and
    Political Subdivisions ........       890        --          --          890
  Other securities ................     8,032        --       (  54)       7,978
                                      -------      ----        ----      -------
                                      $30,432      $ 49       ($371)     $30,110
                                      =======      ====        ====      =======
Securities held to maturity:
  U.S. Government .................   $ 9,035      $208          --      $ 9,243
  Mortgage-backed securities ......    14,229        --       ( 214)      14,015
                                      -------      ----        ----      -------
                                      $23,264      $208       ($214)     $23,258
                                      =======      ====        ====      =======
----------
(2) Net unrealized losses of $204 thousand, net of a tax benefit of $118 thousand, were reported as a reduction to stockholders' equity at December 31, 1996.


                                      (7)

                        CARNEGIE BANCORP AND SUBSIDIARY

NOTE C -- LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the components of the loan portfolio as of March 31, 1997 and December 31, 1996.


                         LOAN PORTFOLIO BY TYPE OF LOAN

                                       March 31, 1997         December 31, 1996
                                    -------------------      -------------------
                                     Amount         %         Amount         %
                                    --------     ------      --------     ------
                                                (Dollars in thousands)

Commercial and financial........    $ 79,604      29.6%      $ 79,907      30.0%
Real estate construction........      15,872       5.9%        16,905       6.3%
Residential mortgage............      24,681       9.2%        23,173       8.7%
Commercial mortgage.............     137,081      50.9%       133,908      50.3%
Installment.....................      11,901       4.4%        12,569       4.7%
                                    --------     ------      --------     ------
                                    $269,139     100.0%      $266,462     100.0%
                                    ========     =====       ========     =====


The following table represents activity in the allowance for loan losses for the three month period ended March 31, 1997 and 1996.


                            ALLOWANCE FOR LOAN LOSSES

                                                          Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                        1997            1996
                                                       ------          ------
                                                       (Dollars in thousands)

Balance -- beginning of period ...................     $2,665          $1,754
Charge-offs ......................................        (52)           (107)
Recoveries .......................................          2               2
                                                       ------          ------
Net (charge-offs) recoveries .....................        (50)           (105)
Provision for loan losses ........................        146             172
                                                       ------          ------
Balance -- end of period .........................     $2,761          $1,821
                                                       ======          ======

NOTE D -- ACCOUNTING FOR LOAN IMPAIRMENT

Loans aggregated for evaluation under SFAS No. 114 are those loans risk rated by the Bank as substandard and doubtful. At March 31, 1997, the recorded investment in loans for which impairment has been recognized totaled $4,737,000 of which $1,070,000 related to loans with no valuation allowance because the Bank expects repayment in full and $3,667,000 is related to loans with a corresponding valuation allowance of $361,000. The total amount of impaired loans measured using the present value of expected future cash flows amounted to $699,000 and the total amount of impaired loans measured using the fair value of the loan's collateral amounted to $4,038,000. For the quarter ended March 31, 1997, the average recorded investment in impaired loans was approximately $4,520,000. The Company recognized no income on impaired loans during the portion of the year that they were impaired.


                                      (8)

                        CARNEGIE BANCORP AND SUBSIDIARY

At December 31, 1996, the recorded investment in loans for which impairment has been recognized totaled $4,175,000 of which $1,070,000 related to loans with no valuation allowance because the Bank expects repayment in full and $3,105,000 is related to loans with a corresponding valuation allowance of $315,000. The total amount of impaired loans measured using the present value of expected future cash flows amounted to $714,000 and the total amount of impaired loans measured using the fair value of the loan's collateral amounted to $3,461,000. For the year ended December 31, 1996, the average recorded investment in impaired loans was approximately $3,523,000. The Company recognized $15,000 of interest on impaired loans on a cash basis, during the portion of the year that they were impaired.


NOTE E -- RECLASSIFICATIONS

Certain amounts in the financial statements presented for prior periods have been reclassified to conform with the 1997 presentation.


NOTE F -- DIVIDENDS

The Board of Directors declared both a stock dividend and a cash dividend in January, 1997. Stockholders of record on February 12, 1997 received a 5% stock dividend on March 19, 1997 and stockholders of record on February 19, 1997 received a $.14 per share cash dividend, paid on March 19, 1997. Weighted average shares outstanding and earnings per share have been retroactively adjusted to reflect the stock dividend.

The Board of Directors also declared a second quarter cash dividend of $.14 per share on April 23, 1997. The dividend will be payable on June 18, 1997 to shareholders of record on May 21, 1997.


NOTE G -- STOCK WARRANTS

On August 16, 1994 the Company issued, through a public offering, 690,000 units. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $15.09 for a period of three years from the date of issuance. At March 31, 1997 there were 563,282 warrants outstanding. As adjusted for the Company's 1995, 1996, and 1997 5% stock dividends these warrants are convertible into 652,069 shares of common stock which is equivalent to an effective price per share of approximately $13.04.


                                      (9)

                        CARNEGIE BANCORP AND SUBSIDIARY

NOTE H -- SHORT-TERM BORROWINGS

The composition of short-term borrowings follows:


                                                    March 31,       December 31,
                                                      1997             1996
                                                    --------        ------------
                                                       (Dollars in thousands)
Overnight Federal funds purchased
   -- balance......................................  $  --            $ 1,000
   -- weighted average rate........................     --              7.38%
   -- maturity date................................     --            1/02/97


NOTE I -- LONG-TERM DEBT

The composition of long-term debt follows:

                                                    March 31,       December 31,
                                                      1997             1996
                                                    --------        ------------
                                                       (Dollars in thousands)
6.27% fixed rate term borrowing with Federal
      Home Loan Bank-NY, due 4/22/98...............  $10,000          $10,000

6.50% fixed rate repurchase agreement
      with Salomon Bros., due 4/19/99..............    4,425            4,425
                                                     -------          -------
                                                     $14,425          $14,425
                                                     =======          =======


NOTE J -- MERGER AGREEMENT TERMINATED

On January 15, 1997 Carnegie Bancorp announced the termination of the Amended and Restated Agreement and Plan of Merger that had provided for the merger of Regent Bancshares Corp. into Carnegie Bancorp and the concurrent merger of each company's respective subsidiary banks.


NOTE K -- RECENTLY ISSUED ACCOUNTING STANDARDS

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS
AND EXTINGUISHMENTS OF LIABILITIES.

FASB has issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS 125", effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Earlier or retroactive application is not permitted. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. Adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.


                                      (10)

                        CARNEGIE BANCORP AND SUBSIDIARY

EARNINGS PER SHARE.

Issued in March, 1997, SFAS No. 128, "Earnings per Share", establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. Adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.


DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE.

FASB has also issued SFAS No. 129, "Disclosure of Information about Capital Structure", establishing standards for disclosing information about an entity's capital structure. This Statement continues the previous requirements to disclose certain information about an entity's capital structure found in APB Opinions No. 10, "Omnibus Opinion - 1966", and No. 15, "Earnings per Share", and FASB Statement No. 47, "Disclosure of Long-Term Obligations", for entities that were subject to the requirements of those standards. This Statement eliminates the exemption of nonpublic entities from certain disclosure requirements of Opinion No. 15 as provided by FASB Statement No. 21, "Suspention of the Reporting of Earnings per Share and Segment Information by Nonpublic Enterprises". It supersedes specific disclosure requirements of Opinions No. 10 and No. 15 and Statement No. 47 and consolidates them in this Statement for ease of retrieval and for greater visibility to nonpublic entities. This Statement is effective for financial statements issued for periods ending after December 15, 1997. It contains no change in disclosure requirements for entities that were previously subject to the requirements of Opinions No. 10 and No. 15 and Statement No. 47 and therefore its adoption will have no effect on the Company's consolidated financial statements.


                                      (11)

                        CARNEGIE BANCORP AND SUBSIDIARY


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

This financial review presents Management's discussion and analysis of financial condition and results of operations. It should be read in conjunction with the consolidated condensed financial statements and the accompanying notes included elsewhere herein.


FINANCIAL CONDITION

Total assets at March 31, 1997 increased by $39.3 million, or 11.4%, to $382.7 million compared to $343.4 million at December 31, 1996. Total assets averaged $352.9 million in the first three months of 1997, a $67.1 million, or 23.5%, increase from the 1996 full year average of $285.8 million. Average loans increased $62.0 million, or 30.2%, to $267.5 million in the first three months of 1997, from the 1996 full year average of $205.5 million. Average investment securities decreased by $2.8 million, or 4.5%, to $59.7 million; average Federal funds sold increased by $6.8 million to $8.8 million; and the average of all other assets increased by $1.8 million, or 9.9%, to $19.9 million during the first three months of 1997 compared to the full year 1996 averages.

These increases in average assets were funded primarily by a $78.6 million, or 33.9%, increase in average deposits, as the first quarter of 1997 average deposits increased to $310.7 million from the full year 1996 average of $232.1 million. The decrease in average borrowed funds from $30.9 million for the 1996 full year average to $16.1 million during the first three months of 1997, an average decrease of $14.8 million, or 91.9%, was also attributable to the increase in average deposits.

It is the intention of management to use both its borrowing capacity and deposit raising capacity in a proportion that best controls cost, meets liquidity needs, and satisfies asset/liability mananagement objectives. During 1996, the Company utilized borrowed funds to temporarily fund loan growth, as well as for asset/liability management purposes. During the first quarter of 1997, the Company utilized deposits generated both from recently opened branch offices and from promotional programs in the Bank's existing offices to raise deposits, to fund securities purchases and to repay borrowings.


LENDING ACTIVITY

Total loans at March 31, 1997 were $269.1 million, a 1.0%, or $2.6 million increase from December 31, 1996. Average loans increased by $62.0 million, or 30.2%, to $267.5 million in the first three months of 1997 compared to the 1996 full year average. Changes in the composition of the average loan portfolio during the period included increases of $57.2 million in commercial loans and commercial mortgages, $1.9 million in residential mortgages and an increase of $3.0 million in other installment loans.

The 32.8% increase in average commercial loans and commercial mortgages over the 1996 full year averages is partially attributable to the greater penetration of the marketplace and an improvement in the general economic environment in New Jersey and partially to the purchase of $32.8 million of loan participations from Regent National Bank in September and October, 1996, and Carnegie's purchase of the remaining balance of $3.3 million in these loans in


                                      (12)

January, 1997. Carnegie opened a new branch office in Toms River, New Jersey in the fourth quarter of 1995, a new office in Montgomery and a new office in Flemington, New Jersey and a new office in Langhorne, Pennsylvania during the first six months of 1996. Having strong regional lenders on site in these offices has helped to provide the growth Carnegie has experienced during 1996 and has contributed to the higher average loan volume in late 1996 and early 1997. Management intends to continue to pursue quality loans in all lending categories within the Company's market area.


ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses was $2.8 million, or 1.03% of total loans, at March 31, 1997 compared to $2.7 million, or 1.00% of total loans, at December 31, 1996. The balance of non-performing loans, which includes non-accrual loans and excludes accruing loans past due 90 days or more of $427 thousand, was $5.0 million, or 1.9% of total loans at March 31, 1997. This compares to non-performing loans, excluding accruing loans past due 90 days or more of $839 thousand, of $3.3 million, or 1.2% of total loans at December 31, 1996.

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


INVESTMENT SECURITIES ACTIVITY

Average investment securities decreased by $2.8 million in the first three months of 1997 compared to the 1996 full year average. At period end March 31, 1997 compared to December 31, 1996, investments increased $22.4 million, or 41.9%. During 1996, some of the proceeds of security sales, principal paydowns and maturities were used to fund loan growth rather than to fund additional purchases of investment securities. Strong deposit growth during the fourth quarter of 1996 and first quarter of 1997 was primarily used to reduce borrowed funds, and secondarily to increase the investment securities portfolio.

During the first three months of 1997, proceeds from the sale of securities available-for-sale amounted to $6.6 million, resulting in a $91 thousand loss on the sales, and was offset by the purchase of $29.9 million in securities, all of which were classified as available-for-sale. These purchases were funded primarily by a net increase in deposits of $39.0 million during the same period.

During the first three months of 1996, proceeds from the sale of securities available-for-sale were $19.0 million, and the Company purchased $14.8 million of securities, of which $3.0 million were classified as available-for-sale and $11.8 million as held-to-maturity. The remaining proceeds from the sale of securities and cash flows from net increases in deposits of $25.5 million were used to fund loan growth and reduce short-term borrowed funds during the first three months of 1996.

At March 31, 1997, net unrealized losses in the Company's available-for-sale securities portfolio amounted to $367 thousand and net unrealized losses in the held-to-maturity securities portfolio amounted to $182 thousand. Net unrealized losses of $232 thousand, net of a tax benefit of $135 thousand, were reported as a reduction to stockholders' equity at March 31, 1997.


                                      (13)

DEPOSITS

Average total deposits increased by $78.6 million, or 33.9%, to $310.7 million for the three months ended March 31, 1997 compared to the 1996 full year average of $232.1 million. The growth in deposits during this period was primarily due to the expansion of the Company's branch system and its aggressive pricing on certificates of deposit in comparison to the Company's marketplace. Additionally, a new product was introduced in September 1996, a seven month "no penalty" certificate of deposit that allows for complete or partial withdrawals without penalty. This product is reflected in the Company's "savings deposits" which grew from $4.4 million at March 31, 1996 to $105.1 million at March 31, 1997.

Changes in the average deposit mix include a $20.4 million, or 19.9%, increase in certificates of deposit; a $8.8 million, or 16.4%, decrease in money market deposit accounts; a $63.3 million, or 324.6%, increase in savings deposits, including the Company's "no penalty" certificate of deposit; a $3.1 million, or 19.2%, increase in NOW account deposits; and a $631 thousand, or 1.6%, increase in non-interest bearing demand deposits. The dramatic increase in savings deposits reflects the increase in the Company's new "no penalty" seven month certificate of deposit.

Deposits are obtained primarily from the market areas which the Company serves. As of March 31, 1997 the Company did not have any brokered deposits and neither solicited nor offered premiums for such deposits.


LIQUIDITY

Liquidity is a measurement of the Company's ability to meet present and future funding obligations and commitments. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, repayment of borrowings, when applicable, and the funding of loan commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Principal sources of liquidity are deposit generation, access to purchased funds, including Federal Home Loan Bank borrowings, maturities and repayments of loans and investment securities, net interest income and fee income. Liquid assets (consisting of cash, Federal funds sold and investment securities classified as available-for-sale) comprised 22.0% and 13.6% of the Company's total assets at March 31, 1997 and December 31, 1996, respectively.

As shown in the Consolidated Condensed Statements of Cash Flows, the Company's primary source of funds at March 31, 1997 was from deposit growth and secondarily through sales of securities. Deposits increased $39.0 million and $25.5 million, respectively, and proceeds from sales of securities increased $6.6 million and $19.0 million, respectively for the three months ended March 31, 1997 and 1996. During 1996, the Company utilized borrowed funds as a temporary funding source for loan growth, as well as for asset/liability management purposes, until sufficient deposits were generated from the market areas which the Company serves.

The Company also has several secondary sources of liquidity. Many of the Company's loans are originated pursuant to underwriting standards which make them readily marketable to other financial institutions or investors in the secondary market. In addition, in order to meet liquidity needs on a temporary basis, the Bank has lines of credit in the amount of $5.5 million for the purchase of Federal funds with other financial institutions and may borrow funds at the Federal Reserve discount window, subject to the Bank's ability to supply collateral. In addition, the Bank has an overnight line of credit with the Federal Home Loan Bank--New York ("FHLB-NY") in the amount of $16.2 million. In aggregate with the overnight line, subject to certain requirements, the Bank may also obtain term advances with FHLB-NY of up to 25% of the Bank's assets.


                                      (14)

The Company believes that its liquidity position is sufficient to provide funds to meet future loan demand or the possible outflow of deposits, in addition to being able to adapt to changing interest rate conditions. Long term debt on the balance sheet as of March 31, 1997 totaling $14.4 million is matched against specific loans or investments, for asset and liability management purposes. The long term debt consists of $10 million of FHLB-NY term advances with maturities greater than one year, and $4.4 million of repurchase agreements from Solomon Brothers with a maturity greater than one year.

CAPITAL RESOURCES

Stockholders' equity increased by $1.0 million at March 31, 1997 compared to December 31, 1996. The changes in stockholders' equity during the three months ended March 31, 1997 were comprised of an increase from net income of $767 thousand; a reduction of $28 thousand (net of tax provision) in unrealized holding losses in the Company's portfolio of securities available-for-sale, as a $204 thousand unrealized loss became a $232 thousand unrealized loss, a reduction by cash dividends paid of $286 thousand, and an increase of $576 thousand in proceeds from exercised options and warrants.

During the three months ended March 31, 1997, the Company paid $286 thousand, or 37.3% of net income, in cash dividends compared to $210 thousand, or 34.7% of net income in cash dividends for the same period in 1996.

The Company's primary regulator, the Board of Governors of the Federal Reserve System (which regulates bank holding companies), has issued guidelines classifying and defining bank holding company capital into the following components: (1) Tier I Capital, which includes tangible stockholders' equity for common stock and certain qualifying preferred stock, and excludes net unrealized gains or losses on available-for-sale securities and deferred tax assets that are dependent on projected taxable income greater than one year in the future, and (2) Tier II Capital (Total Capital), which includes a portion of the allowance for loan losses and certain qualifying long-term debt and preferred stock that does not qualify for Tier I Capital. The risk-based capital guidelines require financial institutions to apply certain risk factors ranging from 0% to 100%, against assets to determine total risk-based assets. The minimum Tier I and the combined Tier I and Tier II capital to risk-weighted assets ratios are 4.0% and 8.0%, respectively. The Federal Reserve Bank also has adopted regulations which supplement the risk-based capital guidelines to include a minimum leverage ratio of Tier I Capital to total assets of 3.0% to 5.0%. Regulations have also been issued by the Bank's primary regulator, the Office of the Comptroller of the Currency, establishing similar ratios.

The following table summarizes the risk-based and leverage capital ratios for the Company and the Bank at March 31, 1997, as well as the regulatory required minimum capital ratios:


                                                March 31, 1997        Minimum
                                               -----------------     Regulatory
                                               Company     Bank     Requirement
                                               -------     -----    ------------
Risk-based Capital:
  Tier I capital ratio ....................     9.01%      8.63%        4.00%
  Total capital ratio .....................    10.01%      9.63%        8.00%

Leverage ratio ............................     7.07%      6.79%     3.00%-5.00%


As noted in the above table, the Company's and the Bank's capital ratios exceed the minimum regulatory requirements.


                                      (15)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997
COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996


NET INCOME

The Company earned $767 thousand, or $0.33 net income per share on a primary basis and fully diluted basis, for the three months ended March 31, 1997, compared to $606 thousand, or $0.29 for both primary and fully diluted net income per share, for the three months ended March 31, 1996, an increase of $161 thousand, or 26.6%. The increase in net income was primarily due to a $783 thousand, or 26.0%, increase in net interest income, and a $26 thousand, or 15.1%, decrease in provision for loan losses; these items were partially offset by a reduction in non-interest income of $112 thousand, or 37.5%, a $413 thousand, or 18.1%, increase in non-interest expenses and a $123 thousand, or 47.7%, increase in income tax provision.


NET INTEREST INCOME

Net interest income on a fully tax-equivalent ("FTE") basis, which adjusts for the tax-exempt status of income earned on certain investments to express such income as if it were taxable, increased $703 thousand, or 22.4% for the three months ended March 31, 1997 compared to the same prior year period.

Interest income on a "FTE" basis, increased $2.0 million, or 37.0%, to $7.5 million for the three months ended March 31, 1997 compared to $5.5 million for the same period in 1996. The improvement in interest income was primarily due to volume increases in the loan portfolio as Carnegie benefited from strong loan demand and the purchase of $32.8 million in loan participations from Regent National Bank during the last two quarters of 1996 and $3.3 million in the first quarter of 1997, which produced a volume related increase in interest income on loans of $2.4 million. Volume related interest income was further increased by $98 thousand due to increased Federal funds sold and decreased by $206 thousand due to reduced investment securities as proceeds on sales of investment securities were used to fund loan growth and to reduce borrowed funds.

The $2.3 million volume related increase in total interest income was reduced by $224 thousand resulting primarily from rate related reductions amounting to $302 thousand as loan interest rates repriced to lower current yields and was offset by investment securities rate related increases amounting to $73 thousand as lower yielding securities were replaced with higher yielding securities. Total interest income was further reduced by $57 thousand due to one additional day during the first quarter of 1996 compared to the first quarter of 1997.

Interest expense for the first three months of 1997 increased $1.3 million, or 56.6%, compared to the same prior year period. The increase in interest expense was due primarily to net volume increases in deposits which accounted for $865 thousand, and net rate increases which accounted for $480 thousand, and was offset by a decrease of $27 thousand attributable to one less day during the first quarter of 1997 compared to the first quarter of 1996. The interest expense rate and volume increases are the result of pricing decisions made by management in response to the need for cost effective sources of funds, primarily to provide for loan growth.


                                      (16)

The following tables titled "Consolidated Average Balance Sheets with Resultant Interest and Average Rates" and "Analysis of Changes in Consolidated Net Interest Income" present by category the major factors that contributed to the changes in net interest income for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996.


                                      (17)

                                                 CARNEGIE BANCORP AND SUBSIDIARY

                          CONSOLIDATED AVERAGE BALANCE SHEETS WITH RESULTANT INTEREST AND AVERAGE RATES

                                                                Three Months Ended                    Three Months Ended
                                                                  March 31, 1997                        March 31, 1996
                                                       ----------------------------------      ----------------------------------
                                                       Average       Interest     Average      Average       Interest     Average
                                                       Balance        Earned       Rate        Balance        Earned        Rate
                                                       -------       --------     -------      -------       --------     -------
                                                                                 (Dollars in thousands)

ASSETS
Earning Assets:
   Federal Funds Sold ............................     $  8,841       $  113       5.18%       $    811       $   10        4.95%
   Investment Securities:
     Securities available for sale:
       U. S. Gov't & Mtge-backed Securities.......       23,949          401       6.79%         38,843          624        6.44%
       State & Political Subdivisions (1).........        4,587          105       9.24%         18,780          368        7.86%
       Other Securities ..........................        8,039          126       6.36%          4,979           83        6.69%
                                                       --------       ------       -----       --------       ------       ------
                                                         36,575          632       7.00%         62,602        1,075        6.89%
     Securities held to maturity:
       U. S. Gov't & Mtge-backed Securities.......       23,087          431       7.57%          7,796          132        6.79%
       State & Political Subdivisions (1).........          --           --         --              --           --           --
                                                       --------       ------       -----       --------       ------       ------
                                                         23,087          431       7.57%          7,796          132        6.79%

           Total Investment Securities............       59,662        1,063       7.22%         70,398        1,207        6.88%
                                                       --------       ------       -----       --------       ------       ------
   Loans: (2)(3)
       Comm'l Loans & Comm'l Mtgs.................      231,391        5,541       9.71%        140,589        3,554       10.14%
       Residential Mortgages .....................       24,067          506       8.53%         22,103          514        9.33%
       Installment Loans .........................       12,067          267       8.97%          7,918          184        9.32%
                                                       --------       ------       -----       --------       ------       ------
           Total Loans ...........................      267,525        6,314       9.57%        170,610        4,252       10.00%
                                                       --------       ------       -----       --------       ------       ------
      Total Earning Assets .......................      336,028        7,490       9.04%        241,819        5,469        9.07%

Non-Interest Earning Assets:
   Loan Loss Reserve .............................       (2,746)                                 (1,783)
   Held For Sale Securities Valuation.............         (329)                                    890
   All Other Assets ..............................       19,902                                  15,584
                                                        -------                                 -------
      TOTAL ASSETS ...............................      352,855                                 256,510
                                                        =======                                 =======

LIABILITIES & EQUITY
Interest-Bearing Liabilities:
   Savings and Money Market Accounts..............     $146,566        1,693       4.68%       $ 77,423          678        3.51%
   Time Deposits .................................      122,864        1,703       5.62%         97,138        1,340        5.53%
   Borrowed Funds ................................       16,135          249       6.26%         22,379          309        5.54%
                                                       --------       ------       -----       --------       ------       ------
      Total Interest-Bearing Liabilities..........      285,565        3,645       5.18%        196,940        2,327        4.74%

   Demand Deposits ...............................       41,315                                  37,094
   Other Liabilities .............................        1,719                                     410
   Shareholders' Equity ..........................       24,256                                  22,066
                                                       --------                                --------
      TOTAL LIABILITIES & EQUITY .................     $352,855                                $256,510
                                                       ========                                ========
NET INTEREST INCOME (fully taxable basis) ........                    $3,845                                  $3,142
                                                                      ======                                  ======
NET INTEREST MARGIN (fully taxable basis) ........                                 4.64%                                    5.21%
                                                                                   =====                                   ======
EQUITY TO ASSETS RATIO ...........................                                 6.87%                                    8.60%
                                                                                   =====                                   ======
----------
(1)  The tax-equivalent basis adjustment was computed based on a Federal income tax rate of 34%.
(2)  Includes nonperforming loans.
(3)  Included in interest income are loan fees.


                                                               (18)

                                        CARNEGIE BANCORP AND SUBSIDIARY

                            ANALYSIS OF CHANGES IN CONSOLIDATED NET INTEREST INCOME


The Rate/Volume Analysis reflects the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods presented. This analysis is presented on on a tax equivalent basis. Changes attributable to both volume and rate have been allocated proportionately.

                                                                           Three Months Ended March 31, 1997
                                                                            Compared to Three Months Ended
                                                                                   March 31, 1996
                                                                   ---------------------------------------------
                                                                             Increase (Decrease) Due To
                                                                   ---------------------------------------------
                                                                   Volume         Rate        Time          Net
                                                                   ------         ----        ----         -----
                                                                               (Dollars in thousands)

Interest Earned On:
   Federal Funds Sold ......................................          98            5           0           103
   Investment Securities:
     Securities available for sale:
       U. S. Gov't & Mtge-backed Securities.................        (237)          20          (6)         (223)
       State & Political Subdivisions.......................        (275)          16          (4)         (263)
       Other Securities ....................................          50           (7)          0            43
                                                                   -----         ----         ---         -----
                                                                    (462)          29         (10)         (443)
                                                                   -----         ----         ---         -----
     Securities held to maturity:
       U. S. Gov't & Mtge-backed Securities.................         256           44          (1)          299
       State & Political Subdivisions.......................           0            0           0             0
                                                                   -----         ----         ---         -----
                                                                     256           44          (1)          299
                                                                   -----         ----         ---         -----
           Total Investment Securities......................        (206)          73         (11)         (144)
                                                                   -----         ----         ---         -----
   Loans:
       Comm'l Loans & Comm'l Mtgs...........................       2,270         (244)        (39)        1,987
       Residential Mortgages ...............................          45          (48)         (5)           (8)
       Installment Loans ...................................          95          (10)         (2)           83
                                                                   -----         ----         ---         -----
           Total Loans .....................................       2,410         (302)        (46)        2,062
                                                                   -----         ----         ---         -----
      Total Interest Income ................................       2,302         (224)        (57)        2,021
                                                                   -----         ----         ---         -----
Interest Paid On:
   Savings and Money Market Accounts........................         599          424          (8)        1,015
   Time Deposits ...........................................         351           27         (15)          363
   Borrowed Funds ..........................................         (85)          29          (4)          (60)
                                                                   -----         ----         ---         -----
      Total Interest Expense ...............................         865          480         (27)        1,318
                                                                   -----         ----         ---         -----
      Net Interest Income ..................................       1,437         (704)        (30)          703
                                                                   =====         ====         ===         =====


                                                      (19)

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased to $146 thousand for the first three months of 1997 compared to a provision of $172 thousand for the same period in 1996. The provision is the result of management's review of several factors, including increased loan balances and management's assessment of economic conditions, credit quality and other factors that would have an impact on future possible losses in the loan portfolio. The allowance for loan losses totaled $2.8 million, or 1.03% of total loans, and 55.4% of non-performing loans, and non-performing loans totaled $5.0 million, or 1.9% of total loans at March 31, 1997.

The moderate provision for loan losses during the first quarter of 1997 is a result of normal loan growth and management's evaluation of the adequacy of the allowance for loan losses to absorb potential losses in the loan portfolio.


NON-INTEREST INCOME

Total non-interest income was $187 thousand for the first three months of 1997 compared to $299 thousand for the first three months of 1996, a decrease of $112 thousand, or 37.5%. The decrease was primarily attributable to losses on securities sales amounting to $91 thousand during the first quarter of 1997 compared to net gains on securities sales of $128 thousand during the first quarter of 1996, offset by higher first quarter 1997 service fees on deposits of $24 thousand and higher other fees and commissions of $83 thousand. The increase in service fees on deposits was due to normal deposit growth and the increase in other fees and commissions was primarily due to $85 thousand for an investment security placement fee collected during the first quarter of 1997.


NON-INTEREST EXPENSE

Total non-interest expenses increased $413 thousand, or 18.1%, for the three months ended March 31, 1997 compared to the same period in 1996. The increase was due primarily to increased employment expense resulting from staff expansion as the Company increased loan production staff and other department support staff and fully staffed its new branches, as well as increases in occupancy expenses, equipment expenses and other expenses generally attributable to the Company's growth. Of this increase, employment costs increased $256 thousand, or 23.8%, and reflected increases in the number of employees from 112 full-time equivalents at March 31, 1996 to 123 full-time equivalents at March 31, 1997, as well as merit and cost of living adjustments.

Occupancy expenses increased $41 thousand, or 12.5%, for the first three months of 1997 compared to the same period in 1996. The increase was attributable primarily to increased lease expense of $27 thousand and increased leasehold depreciation expenses of $11 thousand. These increases were due to two newly opened branch offices as well as normal annual lease increases on other office facilities, and increased leasehold depreciation due to the new facilities.

Furniture and equipment expenses increased $59 thousand, or 28.0%, for the first quarter of 1997 compared to the first quarter of 1996 due primarily to depreciation and maintenance costs on purchases of enhanced computer equipment, depreciation on replacements of other furniture and equipment, as well as depreciation and maintenance costs associated with the new facilities.


                                      (20)

Other expenses increased $57 thousand, or 8.6%, for the first three months of 1997 compared to the first three months of 1996. The increase was attributable to increased other expenses resulting from the continued growth of the Company, as costs of supplies, communications, advertising, insurance, professional fees and misellaneous other expenses increased.


INCOME TAX EXPENSE

The Company recognized an income tax provision, which includes both Federal and State taxes, of $381 thousand for the three months ended March 31, 1997, for an effective income tax rate of 33.2%. This compared to $258 thousand, for an effective income tax rate of 29.9% for the same period in 1996. The increase in the effective tax rate is due primarily to a 70.9% increase in the Company's taxable income, at the Federal tax rate of 34%, without a proportionate increase in tax-exempt income, which decreased by 71.6% due to sale of substantially all of the Company's tax exempt securities during the second quarter of 1996.


                                      (21)

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings -- NONE

Item 2. Changes in Securities -- NONE

Item 3. Defaults Upon Senior Securities -- NONE

Item 4. Submission of Matters to a Vote of Security Holders -- NONE

Item 5. Other Information

        On January 15, 1997 Carnegie Bancorp announced the termination of the Amended and Restated Agreement and Plan of Merger that had provided for the merger of Regent Bancshares Corp. into Carnegie Bancorp and the concurrent merger of each company's respective subsidiary banks.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits -- Financial Data Schedule

        (b) Reports on Form 8-K --

        The Registrant filed a Current Report on Form 8-K dated January 15, 1997, announcing the termination of its merger with Regent Bancshares Corp.

        The Registrant filed a Current Report on Form 8-K dated February 3, 1997 announcing its year end 1996 results of operations, a 5% stock dividend and a cash dividend.


                                      (22)

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CARNEGIE BANCORP
                                             (Registrant)



Date: May 12, 1997                       By: /s/ RICHARD ROSA
                                             ----------------------------------
                                             Richard Rosa
                                             Senior Vice President
                                             and Chief Financial Officer


                                      (23)