Form 10-Q
period 1997-06-30
CARNEGIE BANCORP
filed 1997-08-14
CIK 915277

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   \X\ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

           For the quarterly period ended               JUNE 30, 1997
                                                    ---------------------

    \ \    Transition report under Section 13 or 15 (d) of the Exchange Act

           For the transition period from _________________ to _________________

           Commission file number           0-2456
                                         ------------

                               CARNEGIE BANCORP
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          NEW JERSEY                                    22-3257100
-------------------------------`           ------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   \X\         No  \ \

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

COMMON STOCK, NO PAR - 2,174,904 SHARES OUTSTANDING AS OF AUGUST 5, 1997

                                    INDEX

                      CARNEGIE BANCORP AND SUBSIDIARIES


PART I.    FINANCIAL INFORMATION                                                  PAGE NO.
                                                                                  --------
Item 1.    Financial Statements
              Consolidated Condensed Balance Sheets at
              June 30, 1997 (Unaudited) and December 31, 1996                          3

              Consolidated Condensed Statements of Income for the three
              months and six months ended June 30, 1997 and 1996 (Unaudited)           4

              Consolidated Condensed Statements of Cash Flows for the three
              months and six months ended June 30, 1997 and 1996 (Unaudited)           5

              Notes to Consolidated Condensed Financial Statements                  6-11

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                               12-24

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                         25

Item 2.    Changes in Securities                                                     25

Item 3.    Defaults Upon Senior Securities                                           25

Item 4.    Submission of Matters to a Vote of Security Holders                       25

Item 5.    Other Information                                                         25

Item 6.    Exhibits and Reports on Form 8-K

             a.  Exhibit 27 - Financial Data Schedule                                25
             b.  Reports on Form 8-k                                              25-26

SIGNATURES                                                                           27

                                    CARNEGIE BANCORP AND SUBSIDIARIES

                                  CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                  June 30,
                                                                                    1997         December 31,
                                                                                 (Unaudited)         1996
                                                                                 -----------     ------------
                                                                                    (Dollars in thousands)

ASSETS
Cash and cash equivalents:
  Cash and due from banks .....................................................    $ 15,169        $ 16,745
  Federal funds sold ..........................................................       6,600            --
                                                                                   --------        --------
           Total cash and cash equivalents ....................................      21,769          16,745
                                                                                   --------        --------
Investment Securities:
  Available for sale ..........................................................      48,234          30,110
  Held to maturity  (fair value $22,444 at June 30, 1997 and
    $23,258 at December 31, 1996) .............................................      22,472          23,264
                                                                                   --------        --------
                 Total investment securities ..................................      70,706          53,374
                                                                                   --------        --------
Loans, net of allowance for loan losses of $2,947 at June 30, 1997
  and $2,665 at December 31, 1996 .............................................     269,685         263,797
Premises and equipment, net. ..................................................       4,664           4,482
Other real estate owned. ......................................................         644             473
Accrued interest receivable and other assets ..................................       4,134           4,486
                                                                                   --------        --------
           Total Assets .......................................................    $371,602        $343,357
                                                                                   ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing demand deposits ........................................     $47,563         $42,372
  Interest bearing deposits:
    Savings deposits ..........................................................     171,697         139,671
    Other time deposits. ......................................................      53,057          62,008
    Certificates of deposit $100,000 and over .................................      54,593          58,511
                                                                                   --------        --------
           Total deposits .....................................................     326,910         302,562
                                                                                   --------        --------
Short-term borrowings .........................................................      10,000           1,000
Long-term debt ................................................................       4,425          14,425
Accrued interest payable and other liabilities. ...............................       4,024           1,628
                                                                                   --------        --------
           Total liabilities ..................................................     345,359         319,615
                                                                                   --------        --------
Commitments and contingencies
Stockholders' equity:
  Common stock, no par value,  authorized 5,000,000 shares;
    issued and outstanding 2,146,758 at June 30, 1997
    and 1,940,942 at December 31, 1996 ........................................      10,734           9,705
  Capital surplus. ............................................................      14,951          12,711
  Undivided profits. ..........................................................         656           1,530
  Net unrealized holding (losses) on securities available for sale ............         (98)           (204)
                                                                                   --------        --------
           Total stockholders' equity .........................................      26,243          23,742
                                                                                   --------        --------
           Total Liabilities and Stockholders' Equity .........................    $371,602        $343,357
                                                                                   ========        ========


                    See accompanying notes to consolidated condensed financial statements.

                             CARNEGIE BANCORP AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

                                                        Three Months Ended        Six Months Ended
                                                             June 30,                   June 30,
                                                       --------------------    --------------------
                                                         1997        1996        1997         1996
                                                       --------    --------    --------    --------
                                                          (000's omitted except per share data)

Interest income:
    Loans, including fees ..........................   $  6,380    $  4,515    $ 12,684    $  8,787
    Federalfunds sold ..............................         87          11         200          21
    Investment securities:
        Taxable ....................................      1,175         967       2,134       1,806
        Tax-exempt .................................        120         119         189         382
                                                       --------    --------    --------    --------
            Total interest income ..................      7,762       5,612      15,207      10,956
                                                       --------    --------    --------    --------
Interest expense:
     Savings deposits ..............................      1,918         681       3,611       1,358
     Other time deposits ...........................        909         847       1,869       1,696
     Certificates of deposit $100,000 and over .....        755         535       1,498       1,026
     Short-term borrowings .........................        227         223         250         533
     Long-term debt ................................         73         169         299         169
                                                       --------    --------    --------    --------
             Total interest expense ................      3,882       2,455       7,527       4,782
                                                       --------    --------    --------    --------
             Net interest income ...................      3,880       3,157       7,680       6,174

Provision for loan losses ..........................        150         321         296         493
                                                       --------    --------    --------    --------
            Net interest income after provision
                for loan losses ....................      3,730       2,836       7,384       5,681
                                                       --------    --------    --------    --------
Non-interest income:
    Service fees on deposits .......................        112         108         226         198
    Other fees and commissions .....................         90          91         254         172
    Gain on sale of other real-estate owned ........          0         294           0         294
    Investment securities gains ....................         15         131          15         326
    Investment securities losses ...................        (15)        (36)       (106)       (103)
                                                       --------    --------    --------    --------
            Total non-interest income ..............        202         588         389         887
                                                       --------    --------    --------    --------
Non-interest expense:
    Salaries and wages .............................      1,062         979       2,116       1,841
    Employee benefits ..............................        208         226         486         440
    Occupancy expense ..............................        372         338         740         665
    Furniture and equipment ........................        275         233         545         444
    Other ..........................................        821         792       1,544       1,458
                                                       --------    --------    --------    --------
            Total non-interest expense .............      2,738       2,568       5,431       4,848
                                                       --------    --------    --------    --------
            Income before income taxes .............      1,194         858       2,342       1,720
Income tax expense .................................        388         292         769         550
                                                       --------    --------    --------    --------
             Net Income ............................   $    806    $    564    $  1,573    $  1,170
                                                       ========    ========    ========    ========

Per Common Share:
     Net income - primary ..........................   $   0.35       $0.27    $   0.68    $   0.56
     Net income - fully diluted ....................   $   0.34       $0.27    $   0.67    $   0.56
     Cash Dividends ................................   $   0.14       $0.12    $   0.28    $   0.24

Weighted average shares outstanding (in thousands):
     Primary .......................................      2,319       2,061       2,321       2,076
     Fully Duluted .................................      2,365       2,082       2,344       2,087

See notes to consolidated condensed financial statements.

                              CARNEGIE BANCORP AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                      Six Months Ended June 30,
                                                                      ------------------------
                                                                        1997            1996
                                                                      --------        --------
                                                                          (000's omitted)

Cash flows from operating activities:
  Net income ....................................................     $  1,573        $  1,170
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization .............................          551             441
      Provision for loan losses .................................          296             493
      Accretion of investment discount ..........................          (30)             (6)
      Amortization of investment premium ........................           80             261
      Gain on sale of available-for-sale securities .............          (14)           (326)
      Loss on sale of available-for-sale securities .............          106             103
      Gain on sale of other real estate owned ...................         --              (294)
      Decrease in accrued interest receivable and
        other assets ............................................          293              39
      Increase (decrease) in accrued interest payable
        and other liabilities ...................................        2,396            (183)
                                                                      --------        --------
           Net cash provided by operating activities ............        5,251           1,698
                                                                      --------        --------
Cash flows from investing activities:
  Proceeds from sale of securities available-for-sale ...........       35,815          27,402
  Proceeds from maturities and principal paydowns of
    securities available-for-sale ...............................          839           8,300
  Proceeds from maturities and principal paydowns of
    securities held-to-maturity .................................          763             955
  Purchase of securities available-for-sale .....................      (54,726)         (3,019)
  Purchase of securities held-to-maturity .......................         --           (24,972)
  Net increase in loans made to customers .......................       (6,409)        (32,611)
  Cash collected on previously charged-off loans ................           54               4
  Additions to premises and equipment ...........................         (733)           (849)
  Proceeds from sale of other real-estate owned .................         --               622
                                                                      --------        --------
           Net cash used in investing activities ................      (24,397)        (24,168)
                                                                      --------        --------
Cash flows from financing activities:
  Net increase in deposits ......................................       24,348           9,840
  Net increase in short-term borrowings .........................        9,000          16,973
  Net decrease in long-term debt ................................      (10,000)
  Proceeds from common stock issued on exercise of
    options and warrants ........................................        1,414              16
  Cash paid for dividends .......................................         (592)           (432)
                                                                      --------        --------
           Net cash provided by financing activities ............       24,170          26,397
                                                                      --------        --------
Net change in cash and cash equivalents .........................        5,024           3,927
Cash and cash equivalents as of beginning of year ...............       16,745          10,207
                                                                      --------        --------
Cash and cash equivalents as of end of period ...................     $ 21,769        $ 14,134
                                                                      ========        ========
Supplemental disclosures:
  Cash paid during the period for:
    Interest ....................................................     $  7,353        $  4,858
    Income taxes ................................................     $    487        $    466


            See accompanying notes to consolidated condensed financial statements.

                        CARNEGIE BANCORP AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)


NOTE A -- BASIS OF PRESENTATION

The consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the financial statement date and the reported amounts of revenues and expenses during the reporting period. Since management's judgement involves making estimates concerning the likelihood of future events, the actual results could differ from those estimates which will have a positive or negative effect on future period results. The accompanying consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto as of and for the year ended December 31, 1996. The results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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


NOTE B -- INVESTMENT SECURITIES

The Company classifies its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS 115"). SFAS 115 requires that an enterprise classify its investments in debt securities as either securities held to maturity (carrying amount equals amortized cost), securities available for sale (carrying amount equals estimated fair value; unrealized gains and losses recorded in a separate component of stockholder's equity, net of taxes) or trading securities (carrying amount equals estimated fair value; unrealized gains and losses included in the determination of net income).

The Company has evaluated all of its investments in debt securities and has classified them as either held to maturity or available for sale. Any security which is a U.S. Government security, U.S. Government agency security, and agency mortgage-backed security, or an obligation of a state or political subdivision may be placed in the held-to-maturity category if acquired with the intent and ability to maintain the security in the portfolio until maturity. Premiums and discounts on these securities are amortized or accreted on a basis that approximates the effective yield method. Realized gains and losses from the sale of securities available for sale are determined on a specific identification cost basis.

                        CARNEGIE BANCORP AND SUBSIDIARIES

Management determines the appropriate classification of securities at the time of purchase. At June 30, 1997 and December 31, 1996, a majority of the Company's investment securities was classified as available for sale. Due to this classification, the Company's stockholders' equity will be affected by changing interest rates which affect the market price of the Company's securities available for sale. At June 30, 1997, no investment securities were classified as trading securities.

The following tables present the book values, market values and gross unrealized gains and losses of the Company's investment securities portfolio as of June 30, 1997 and December 31, 1996.

                                                               June 30, 1997
                                                --------------------------------------------
                                                               Gross       Gross
                                                Amortized   Unrealized   Unrealized   Market
                                                   Cost        Gains       Losses      Value
                                                ---------   ----------   ----------   ------
                                                             (Dollars in thousands)

Securities available for sale (1):
  U.S. Government............................    $12,147        $ 21        ($ 10)    $12,158
  Mortgage-backed securities.................     20,134          71         (190)     20,015
  Obligations of State and
    Political Subdivisions...................      8,023          --           --       8,023
  Other securities...........................      8,087          --          (49)      8,038
                                                 -------        ----        -----     -------
                                                 $48,391        $ 92        ($249)    $48,234
                                                 =======        ====        =====     =======
Securities held to maturity:
  U.S. Government............................    $ 9,036        $118        ($ --)    $ 9,154
  Mortgage-backed securities.................     13,436          --         (146)     13,290
                                                 -------        ----        -----     -------
                                                 $22,472        $118        ($146)    $22,444
                                                 =======        ====        =====     =======

(1)  Net unrealized losses of $98 thousand, net of a tax benefit of $59 thousand, were reported as a reduction to stockholders' equity at June 30, 1997.

                                                             December 31, 1996
                                                --------------------------------------------
                                                               Gross       Gross
                                                Amortized   Unrealized   Unrealized   Market
                                                   Cost        Gains       Losses      Value
                                                ---------   ----------   ----------   ------
                                                             (Dollars in thousands)

Securities available for sale (2):
  U.S. Government............................    $ 5,986        $ --        ($ 50)    $ 5,936
  Mortgage-backed securities.................     15,524          49         (267)     15,306
  Obligations of State and
    Political Subdivisions...................        890          --           --         890
  Other securities...........................      8,032          --          (54)      7,978
                                                 -------        ----        -----     -------
                                                 $30,432        $ 49        ($371)    $30,110
                                                 =======        ====        =====     =======
Securities held to maturity:
  U.S. Government............................    $ 9,035        $208         $ --     $ 9,243
  Mortgage-backed securities.................     14,229          --         (214)     14,015
                                                 -------        ----        -----     -------
                                                 $23,264        $208        ($214)    $23,258
                                                 =======        ====        =====     =======

(2)  Net unrealized losses of $204 thousand, net of a tax benefit of $118 thousand, were reported as a reduction to stockholders' equity at December 31, 1996.


                        CARNEGIE BANCORP AND SUBSIDIARIES

NOTE C -- LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the components of the loan portfolio as of June 30, 1997 and December 31, 1996.


                         LOAN PORTFOLIO BY TYPE OF LOAN

                                        June 30, 1997         December 31, 1996
                                     -------------------     -------------------
                                      Amount        %         Amount        %
                                     --------     ------     --------     ------
                                                (Dollars in thousands)

Commercial and financial .........   $ 83,150      30.5%     $ 79,907      30.0%
Real estate construction .........     12,460       4.6%       16,905       6.3%
Residential mortgage .............     24,899       9.1%       23,173       8.7%
Commercial mortgage ..............    139,536      51.2%      133,908      50.3%
Installment ......................     12,587       4.6%       12,569       4.7%
                                     --------     ------     --------     ------
                                     $272,632     100.0%     $266,462     100.0%
                                     ========     ======     ========     ======


The following table represents activity in the allowance for loan losses for the six month period ended June 30, 1997 and 1996.


                            ALLOWANCE FOR LOAN LOSSES

                                                           Six Months Ended
                                                               June 30,
                                                          ------------------
                                                           1997        1996
                                                          ------      ------
                                                        (Dollars in thousands)

Balance--beginning of period..........................    $2,665      $1,754
Charge-offs...........................................       (68)       (312)
Recoveries............................................        54           4
                                                          ------      ------
Net (charge-offs) recoveries..........................       (14)       (308)
Provision for loan losses.............................       296         493
                                                          ------      ------
Balance--end of period................................    $2,947      $1,939
                                                          ======      ======


NOTE D -- ACCOUNTING FOR  LOAN IMPAIRMENT

Loans aggregated for evaluation under SFAS No. 114 are those loans risk rated by the Bank as substandard and doubtful. At June 30, 1997, the recorded investment in loans for which impairment has been recognized totaled $5,625,000 of which $1,070,000 related to loans with no valuation allowance because the Bank expects repayment in full and $4,555,000 is related to loans with a corresponding valuation allowance of $479,000. The total amount of impaired loans measured using the present value of expected future cash flows amounted to $2,177,000 and the total amount of impaired loans measured using the fair value of the loan's collateral amounted to $3,448,000. For the six months ended June 30, 1997, the average recorded investment in impaired loans was approximately $5,410,000. The Company recognized $30,000 in income on impaired loans during the portion of the year that they were impaired.

At December 31, 1996, the recorded investment in loans for which impairment has been recognized totaled $4,175,000 of which $1,070,000 related to loans with no valuation allowance because the Bank expects repayment in full and $3,105,000 is related to loans with a corresponding valuation allowance of $315,000.

                        CARNEGIE BANCORP AND SUBSIDIARIES

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

The Board of Directors declared a second quarter cash dividend of $.14 per share on April 23, 1997. The dividend was paid on June 18, 1997 to shareholders of record on May 21, 1997.

On July 16, 1997, the Board of Directors also declared a third quarter cash dividend of $.14 per share. The dividend will be payable on September 17, 1997 to shareholders of record on August 27, 1997.


NOTE G -- STOCK WARRANTS

On August 16, 1994 the Company issued, through a public offering, 690,000 units. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $15.09 for a period of three years from the date of issuance. At June 30, 1997 there were 507,757 warrants outstanding. As adjusted for the Company's 1995, 1996, and 1997 5% stock dividends these warrants are convertible into 587,792 shares of common stock which is equivalent to an effective price per share of approximately $13.04.

                        CARNEGIE BANCORP AND SUBSIDIARIES

NOTE H -- SHORT-TERM BORROWINGS

The composition of short-term borrowings follows:


                                                          June 30,  December 31,
                                                            1997        1996
                                                          --------  ------------
                                                          (Dollars in thousands)
Overnight Federal funds purchased
  -- balance............................................   $  --        $1,000
  -- weighted average rate..............................      --          7.38%
  -- maturity date......................................      --       1/02/97

Term borrowing from FHLB-NY
  -- balance............................................   $10,000      $  --
  -- weighted average rate..............................     6.267%        --
  -- maturity date......................................   4/22/98         --


NOTE I -- LONG-TERM DEBT

The composition of long-term debt follows:

                                                          June 30,  December 31,
                                                            1997        1996
                                                          --------  ------------
                                                          (Dollars in thousands)
6.27% fixed rate term borrowing with Federal Home
      Loan Bank-NY, due 4/22/98.........................   $  --       $10,000
6.50% fixed rate repurchase agreement with Salomon
      Bros., due 4/19/99................................    4,425        4,425
                                                           ------      -------
                                                           $4,425      $14,425
                                                           ======      =======


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

                       CARNEGIE BANCORP AND SUBSIDIARIES

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

      DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE.
      FASB has also issued SFAS No. 129, "Disclosure of Information about Capital Structure", establishing standards for disclosing information about an entity's capital structure. This Statement continues the previous requirements to disclose certain information about an entity's capital structure found in APB Opinions No. 10, "Omnibus Opinion - 1966", and No. 15, "Earnings per Share", and FASB Statement No. 47, "Disclosure of Long-Term Obligations", for entities that were subject to the requirements of those standards. This Statement eliminates the exemption of nonpublic entities from certain disclosure requirements on Opinion No. 15 as provided by FASB Statement No. 21, "Suspention of the Reporting of Earnings per Share and Segment Information by Nonpublic Enterprises". It supersedes specific disclosure requirements of Opinions No. 10 and No. 15 and Statement No. 47 and consolidates them in this Statement for ease of retrieval and for greater visibility to nonpublic entities. This Statement is effective for financial statements issued for periods ending after December 15, 1997. It contains no change in disclosure requirements for entities that were previously subject to the requirements of Opinions No. 10 and No. 15 and Statement No. 47 and therfore its adoption will have no effect on the Company's consolidated financial statements.

                       CARNEGIE BANCORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review presents Management's discussion and analysis of financial condition and results of operations. It should be read in conjunction with the consolidated condensed financial statements and the accompanying notes included elsewhere herein.

                              FINANCIAL CONDITION

Total assets at June 30, 1997 increased by $28.2 million, or 8.2%, to $371.6 million compared to $343.4 million at December 31, 1996. Total assets averaged $362.3 million in the first six months of 1997, a $76.5 million, or 26.8%, increase from the 1996 full year average of $285.8 million. Average loans increased $64.2 million, or 31.2%, to $269.7 million in the first six months of 1997, from the 1996 full year average of $205.5 million. Average investment securities increased by $6.7 million, or 10.7%, to $69.2 million; average Federal funds sold increased by $5.6 million, or 280.0%, to $7.6 million; and the average of all other assets increased by $.8 million, or 4.4%, to $18.9 million during the first six months of 1997 compared to the full year 1996 averages.

These increases in average assets were funded primarily by a $85.7 million, or 36.9%, increase in average deposits, as average deposits during the first six months of 1997 increased to $317.8 million from the full year 1996 average of $232.1 million. The decrease in average borrowed funds from $30.9 million for the 1996 full year average to $17.8 million during the first six months of 1997, an average decrease of $13.1 million, or 42.4%, was also attributable to the increase in average deposits.

It is the intention of management to use both its borrowing capacity and deposit raising capacity in a proportion that best controls cost, meets liquidity needs, and satisfies asset/liability management objectives. During 1996, the Company utilized borrowed funds to temporarily fund loan growth, as well as for asset/liability management purposes. During the first six months of 1997, the Company utilized deposits generated both from recently opened branch offices and from promotional programs in the Bank's existing offices to fund securities purchases and to repay borrowings.

LENDING ACTIVITY

Total loans at June 30, 1997 were $272.6 million, a 2.3%, or $6.1 million increase from December 31, 1996. Average loans increased by $64.2 million, or 31.2%, to $269.7 million in the first six months of 1997 compared to the 1996 full year average. Changes in the composition of the average loan portfolio during the period included increases of $58.9 million in commercial loans and commercial mortgages, $2.3 million in residential mortgages and $3.0 million in other installment loans.

The 33.8% increase in average commercial loans and commercial mortgages over the 1996 full year averages is partially attributable to the greater penetration of the marketplace and an improvement in the general economic environment in New Jersey and partially to the purchase of $32.8 million of loan participations from Regent National Bank in September and October,

1996, with Carnegie's purchase of the remaining balance of $3.3 million in these loans in January, 1997. Carnegie opened a new branch office in Toms River, New Jersey in the fourth quarter of 1995 amd during the first six months of 1996, a new office in Montgomery and Flemington, New Jersey and a new office in Langhorne, Pennsylvania. Having regional lenders on site in these offices has helped to provide the growth Carnegie has experienced during 1996 and has contributed to the higher average loan volume in late 1996 and early 1997. Management intends to continue to pursue quality loans in all lending categories within the Company's market area.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses was $2.9 million, or 1.08% of total loans, at June 30, 1997 compared to $2.7 million, or 1.00% of total loans, at December 31, 1996. The balance of non-performing loans, which includes non-accrual loans was $5.0 million, or 1.8% of total loans at June 30, 1997. This compares to non-performing loans, excluding accruing loans past due 90 days or more of $839 thousand, of $3.3 million, or 1.2% of total loans at December 31, 1996.

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

INVESTMENT SECURITIES ACTIVITY

Average investment securities increased by $6.7 million in the first six months of 1997 compared to the 1996 full year average. At period end June 30, 1997 compared to December 31, 1996, investments increased $17.3 million, or 32.4%. During 1996, some of the proceeds of securities sales, principal paydowns and maturities were used to fund loan growth rather than to fund additional purchases of investment securities. Strong deposit growth during the fourth quarter of 1996 and first quarter of 1997 was primarily used to reduce borrowed funds, and secondarily to increase the investment securities portfolio.

During the first six months of 1997, proceeds from the sales of securities available-for-sale amounted to $35.8 million, resulting in a $91 thousand loss on the sales, and was offset by the purchase of $54.7 million in securities, all of which were classified as available-for-sale. These purchases were funded primarily by a net increase in deposits of $24.3 million during the same period.

During the first six months of 1996, proceeds from the sale of securities available-for-sale were $27.4 million, and the Company purchased $28.0 million of securities, of which $3.0 million were classified as available-for-sale and $25.0 million as held-to-maturity.

At June 30, 1997, net unrealized losses in the Company's available-for-sale securities portfolio amounted to $157 thousand and net unrealized losses in the held-to-maturity securities portfolio amounted to $28 thousand. Net unrealized losses of $98 thousand, net of a tax benefit of $59 thousand, were reported as a reduction to stockholders' equity at June 30, 1997.

DEPOSITS

Average total deposits increased by $85.7 million, or 36.9%, to $317.8 million for the six months ended June 30, 1997 compared to the 1996 full year average of $232.1 million. The growth in deposits during this period was primarily due to the expansion of the Company's branch system and its aggressive pricing on certificates of deposit in comparison to the Company's marketplace. Additionally, a new product was introduced in September 1996, a seven month "no penalty" certificate of deposit that allows for complete or partial withdrawals without penalty. This product is reflected in the Company's "savings deposits" which grew from $77.1 million at June 30, 1996 to $171.7 million at June 30, 1997.

Changes in the average deposit mix include an $18.0 million, or 17.5%, increase in certificates of deposit; a $10.0 million, or 18.8%, decrease in money market deposit accounts; a $72.6 million, or 372.8%, increase in savings deposits, including the Company's "no penalty" certificate of deposit; a $3.0 million, or 18.4%, increase in NOW account deposits; and a $2.1 million, or 5.2%, increase in non-interest bearing demand deposits. The dramatic increase in savings deposits reflects the increase in the Company's new "no penalty" seven month certificate of deposit.

Deposits are obtained primarily from the market areas which the Company serves. As of June 30, 1997 the Company did not have any brokered deposits and neither solicited nor offered premiums for such deposits.

LIQUIDITY

Liquidity is a measurement of the Company's ability to meet present and future funding obligations and commitments. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, repayment of borrowings, when applicable, and the funding of loan commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Principal sources of liquidity are deposit generation, access to purchased funds, including Federal Home Loan Bank borrowings, maturities and repayments of loans and investment securites, net interest income and fee income. Liquid assets (consisting of cash, Federal funds sold and investment securities classified as available-for-sale) comprised 18.8% and 13.6% of the Company's total assets at June 30, 1997 and December 31, 1996, respectively.

As shown in the Consolidated Condensed Statements of Cash Flows, the Company's primary source of funds at June 30, 1997 was from deposit growth, which was used primarily to fund purchases of securities available-for-sale and secondarily to fund loan growth. Deposits increased $24.3 million for the six months ended June 30, 1997, and primarily funded a net increase in investment securities of $17.3 million and secondarily a net increase in loans of $6.4 million. Proceeds from sales of securities available-for-sale amounted to $35.8 million and $27.4 million, respectively, for the six months ended June 30, 1997 and 1996. These funds were re-invested in securities which supported the Company's asset/liability management philosophy, and generally reduced the average maturity of the securities portfolio. During 1996, the Company utilized borrowed funds as a temporary funding source for loan growth, as well as for asset/liability management purposes, until sufficient deposits were generated from the market areas which the Company serves.

The Company also has several secondary sources of liquidity. Many of the Company's loans are originated pursuant to underwriting standards which make them readily marketable to other financial institutions or investors in the secondary market. In addition, in order to meet liquidity needs on a temporary basis, the Bank has lines of credit in the amount of $5.5 million for the purchase of Federal funds with other financial institutions and may borrow funds at the Federal Reserve discount window, subject to the Bank's ability to supply collateral. In addtion, the Bank has an overnight line of credit with the Federal Home Loan Bank-New York ("FHLB-NY") in the amount of $16.2 million. In aggregate with the overnight line, subject to certain requirements the Bank may also obtain term advances with FHLB-NY of up to 25% of the Bank's assets.

The Company believes that its liquidity position is sufficient to provide funds to meet future loan demand or the possible outflow of deposits, in addition to being able to adapt to changing interest rate conditions. Long term debt of $4.4 million and short-term borrowings of $10 million as of June 30, 1997 are matched against specific loans or investments, for asset and liability management purposes. The short-term borrowing consists of $10 million of FHLB-NY term advances maturing April 22, 1998, and the long term debt of $4.4 million consists of repurchase agreements from Salomon Brothers with a maturity date of April 19, 1999.

CAPITAL RESOURCES

Stockholder's equity increased by $2.5 million at June 30, 1997 compared to December 31, 1996. The changes in stockholders' equity during the six months ended June 30, 1997 were comprised of an increase from net income of $1.6 million, an increase of $106 thousand (net of tax provision) due to decreased unrealized holding losses in the Company's portfolio of securities available-for-sale, as a $204 thousand unrealized loss became a $98 thousand unrealized loss, a reduction by cash dividends paid of $592 thousand, and an increase of $1.4 million in proceeds from exercised options and warrants.

During the six months ended June 30, 1997, the Company paid $592 thousand, or 37.6% of net income, in cash dividends compared to $432 thousand, or 36.9% of net income in cash dividends for the same period in 1996.

The Company's primary regulator, the Board of Governors of the Federal Reserve System (which regulates bank holding companies), has issued guidelines classifying and defining bank holding company capital into the following components: (1) Tier I Capital, which includes tangible stockholders' equity for common stock and certain qualifying preferred stock, and excludes net unrealized gains or losses on available-for-sale securities and deferred tax assets that are dependent on projected taxable income greater than one year in the future, and (2) Tier II Capital (Total Capital), which includes a portion of the allowance for loan losses and certain qualifying long-term debt and preferred stock that does not qualify for Tier I Capital. The risk-based capital guidelines require financial institutions to apply certain risk factors ranging from 0% to 100%, against assets to determine total risk-based assets. The minimum Tier I and the combined Tier I and Tier II capital to risk-weighted assets ratios are 4.0% and 8.0%, respectively. The Federal Reserve Bank also has adopted regulations which supplement the risk-based capital guidelines to include a minimum leverage ratio of Tier I Capital to total assets of 3.0% to 5.0%. Regulations have also been issued by the Bank's primary regulator, the Office of the Comptroller of the Currency, establishing similary ratios.

The following table summarizes the risk-based and leverage capital ratios for the Company and the Bank at June 30, 1997, as well as the regulatory required minimum capital ratios:

                             June 30, 1997           Regulatory Requirements
                            ----------------      -----------------------------
                            Company     Bank      Minimum    "Well Capitalized"
                            -------     ----      -------    ------------------
Risk-based Capital:
  Tier I capital ratio...     9.44%   9.32%        4.00%           6.00%
  Total capital ratio....    10.50%  10.38%        8.00%          10.00%

Leverage ratio...........     7.08%   6.98%     3.00%-5.00%    5.00% or greater

As noted in the above table, the Company's and the Bank's capital ratios exceed the regulatory requirements of a "well-capitalized' institution.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

NET INCOME

The Company earned $1.6 million, or $0.68 net income per share on a primary basis and $0.67 net income per share of a fully diluted basis, for the six months ended June 30, 1997, compared to $1.2 million, or $0.56 for both primary and fully diluted net income per share, for the six months ended June 30, 1996, an increase of $403 thousand, or 34.4%. The increase in net income was primarily due to a $1.5 million, or 24.4%, increase in net interest income, and a $197 thousand, or 40.0%, decrease in provision for loan losses; these items were partially offset by a reduction in non-interest income of $498 thousand, or 56.1%, a $583 thousand, or 12.0%, increase in non-interest expenses and a $219 thousand, or 39.8%, increase in income tax provision.

NET INTEREST INCOME

Net interest income on a fully tax-equivalent ("FTE") basis, which adjusts for the tax-exempt status of income earned on certain investments to express such income as if it were taxable, increased $1.4 million, or 22.6% for the six months ended June 30, 1997 compared to the same prior year period.

Interest income on a "FTE" basis, increased $4.2 million, or 37.5%, to $15.3 million for the six months ended June 30, 1997 compared to $11.1 million for the same period in 1996. The improvement in interest income was primarily due to volume increases in the loan portfolio as Carnegie benefited from strong loan demand and the purchase of $32.8 million in loan participations from Regent National Bank during the last two quarters of 1996 and $3.3 million in the first quarter of 1997, which produced a volume related increase in interest income on loans of $4.5 million. Volume related interest income was further increased by $172 thousand due to increased Federal funds sold and decreased by $55 thousand due to reduced investment securities as proceeds on sales of investment securities were used to fund loan growth and to reduce borrowed funds.

The $4.2 million volume related increase in total interest income was reduced by $346 thousand resulting primarily from rate related reductions amounting to $486 thousand as loan interest rates repriced to lower current yields and was offset by investment securities rate related increases amounting to $133 thousand as lower yielding securities were replaced with higher yielding securities, and Federal Funds sold rate related increases of $7 thousand. Total interest income was further reduced by $60 thousand due to one additional day during the first six months of 1996 compared to the first six months of 1997.

Interest expense for the first six months of 1997 increased $2.7 million, or 57.4%, compared to the same prior year period. The increase in interest expense was due primarily to net volume increases in deposits which accounted for $1.7 million, and net rate increases which accounted for $1.1 million, and was offset by a decrease of $26 thousand attributable to one less day during the first six months of 1997 compared to the first six months of 1996. The interest expense rate and volume increases are the result of pricing decisions made by management in response to the need for cost effective sources of funds, primarily to provide for loan growth.

Interest on loans to and obligations of states, municipalities and other public entities is not subject to Federal income tax. As such, the stated (pre-tax) yield on these assets is lower than the yields on taxable assets of similar risk and maturity. In order to make the pre-tax income and resultant yields comparable to taxable loans and investments, a tax-equivalent basis adjustment was added to interest income in the following tables. This adjustment has been calculated using the U.S. Federal statutory income tax rate of 34%. The following table summarizes the amount that has been added to interest income as presented in the Consolidated Condensed Statements of Income.

                                       Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                        ----------------    -------------------
                                         1997      1996       1997       1996
                                        ------    ------    -------     -------
Income per consolidated
   statements of income...............  $7,762    $5,612    $15,207     $10,956
Tax equivalent basis adjustment ......      70        61        115         186
                                        ------    ------    -------     -------
Interest income adjusted to fully
   tax-equivalent basis...............   7,832     5,673     15,322      11,142
Interest expense......................   3,882     2,455      7,527       4,782
                                        ------    ------    -------     -------
Net interest income adjusted to
   fully tax-equivalent basis.........  $3,950    $3,218    $ 7,795     $ 6,360
                                        ======    ======    =======     =======

The following tables titled "Consolidated Average Balance Sheets with Resultant Interest and Average Rates" and "Analysis of Changes in Consolidated Net Interest Income" present by category the major factors that contributed to the changes in net interest income for the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996 and the six months ended June 30, 1997 compared to the same prior year period.

                       CARNEGIE BANCORP AND SUBSIDIARIES

 Consolidated Average Balance Sheets with Resultant Interest and Average Rates


                                                            Three Months Ended                 Three Months Ended
                                                               June 30, 1997                      June 30, 1996
                                                     -----------------------------       -----------------------------
                                                      Average    Interest    Average     Average     Interest   Average
                                                      Balance     Earned      Rate       Balance      Earned     Rate
                                                     --------    --------    -------     --------    --------   -------
ASSETS                                                                      (Dollars in thousands)
--------------------------------------------------
Earning Assets:
  Federal Funds Sold .............................   $  6,325     $   87      5.52%      $    827     $   11      5.34%
  Investment Securities:
    Securities available for sale:
     U.S. Gov't & Mtge-backed Securities .........     39,883        636      6.40%        34,062        588      6.92%
     Non-taxable State & Political
       Subdivisions (1) ..........................      8,030        182      9.08%         9,817        180      7.37%
     Other Securities ............................      8,072        119      5.91%         5,124         69      5.40%
                                                     --------     ------      ----       --------     ------      ----
                                                       55,985        937      6.71%        49,003        837      6.85%

    Securities held to maturity:
     U.S. Gov't & Mtge-backed SecurIties .........     22,693        420      7.42%        19,107        310      6.51%
     Non-taxable State & Political
       Subdivisions (1) ..........................       --         --        --             --         --        --
                                                     --------     ------      ----       --------     ------      ----
                                                       22,693        420      7.42%        19,107        310      6.51%

       Total Investment Securities ...............     78,678      1,357      6.92%        68,110      1,147      6.76%
                                                     --------     ------      ----       --------     ------      ----
Loans: (2)(3)
   Comm'l Loans & Comm'l Mtgs ....................    234,774      5,570      9.52%       156,757      3,841      9.83%
   Residential Mortgages .........................     24,979        538      8.64%        22,334        479      8.60%
   Installment Loans .............................     12,158        280      9.24%         8,148        195      9.60%
                                                     --------     ------      ----       --------     ------      ----
       Total Loans ...............................    271,911      6,388      9.42%       187,239      4,515      9.67%
                                                     --------     ------      ----       --------     ------      ----

   Total Earning Assets ..........................    356,914      7,832      8.80%       256,176      5,673      8.88%

Non-Interest Earning Assets:
  Loan Loss Reserve ..............................     (2,793)                             (1,847)
  Held For Sale Securities Valuation .............       (343)                               (344)
All Other Assets .................................     17,876                              16,020
                                                     --------                            --------

   Total Assets ..................................    371,654                             270,005
                                                     ========                            ========
LIABILITIES & EQUITY
--------------------------------------------------
Interest-Bearing Liabilities:
  Savings and Money Market Accounts ..............   $162,516      1,918      4.73%      $ 76,339        681      3.58%
  Time Deposits ..................................    118,003      1,664      5.66%       103,425      1,382      5.36%
  Short-term borrowings ..........................     14,994        227      6.07%        15,454        223      5.79%
  Long-term debt .................................      4,425         73      6.62%        11,242        169      6.03%
                                                     --------     ------      ----       --------     ------      ----
   Total Interest-Bearing Liabilities ............    299,938      3,882      5.19%       206,460      2,455      4.77%

  Demand Deposits ................................     44,289                              41,241
  Other Liabilities ..............................      2,105                                 580
  Shareholders' Equity ...........................     25,322                              21,724
                                                     --------                            --------
   Total Liabilities & Equity ....................   $371,654                            $270,005
                                                     ========                            ========

NET INTEREST INCOME (fully taxable basis) ........                $3,950                              $3,218
                                                                  ======                              ======
NET INTEREST MARGIN (fully taxable basis) ........                            4.44%                               5.04%
                                                                              ====                                ====

EQUITY TO ASSETS RATIO ...........................                            6.81%                               8.05%
                                                                              ====                                ====

(1) The tax-equivalent basis adjustment was computed based on a Federal income tax rate of 34%.
(2) Includes nonperforming loans.
(3) Included in interest income are loan fees.


                                       19

                       CARNEGIE BANCORP AND SUBSIDIARIES

 Consolidated Average Balance Sheets with Resultant Interest and Average Rates


                                                              Six Months Ended                   Six Months Ended
                                                               June 30, 1997                      June 30, 1996
                                                     -----------------------------       -----------------------------
                                                      Average    Interest    Average     Average     Interest   Average
                                                      Balance     Earned      Rate       Balance      Earned     Rate
                                                     --------    --------    -------     --------    --------   -------
ASSETS                                                                      (Dollars in thousands)
--------------------------------------------------
Earning Assets:
  Federal Funds Sold .............................   $  7,576     $  200      5.32%      $    819    $    21      5.14%
  Investment Securities:
    Securities available for sale:
     U.S. Gov't & Mtge-backed Securities .........     31,959      1,037      6.54%        36,453      1,212      6.67%
     Non-taxable State & Political
       Subdivisions (1) ..........................      6,318        286      9.14%        14,298        548      7.69%
     Other Securities ............................      8,056        246      6.16%         5,052        152      6.03%
                                                     --------     ------      ----       --------    -------      ----
                                                       46,333      1,569      6.83%        55,803      1,912      6.87%

    Securities held to maturity:
     U.S. Gov't & Mtge-backed Securities .........     22,889        851      7.50%        13,451        442      6.59%
     Non-taxable State & Political
       Subdivisions (1) ..........................       --         --        --             --         --        --
                                                     --------     ------      ----       --------    -------      ----
                                                       22,889        851      7.50%        13,451        442      6.59%

       Total Investment Securities ...............     69,222      2,420      7.05%        69,254      2,354      6.82%
                                                     --------     ------      ----       --------    -------      ----

  Loans: (2)(3)
    Comm'l Loans & Comm'l Mtgs ...................    233,092     11,111      9.61%       148,673      7,395      9.98%
    Residential Mortgages ........................     24,525      1,044      8.58%        22,219        993      8.96%
    Installment Loans ............................     12,113        547      9.11%         8,033        379      9.46%
                                                     --------     ------      ----       --------    -------      ----
       Total Loans ...............................    269,730     12,702      9.50%       178,925      8,767      9.83%
                                                     --------     ------      ----       --------    -------      ----

    Total Earning Assets .........................    346,528     15,322      8.92%       248,998     11,142      8.97%

Non-Interest Earning Assets:
  Loan Loss Reserve ..............................     (2,770)                             (1,815)
  Held For Sale Securities Valuation .............       (335)                                273
  All Other Assets ...............................     18,883                              15,802
                                                     --------                            --------

      Total Assets ...............................    362,306                             263,258
                                                     ========                            ========

LIABILITIES & EQUITY
--------------------------------------------------
Interest-Bearing Liabilities:
  Savings and Money Market Accounts ..............   $154,585      3,611      4.71%      $ 76,881      1,358      3.54%
  Time Deposits ..................................    120,420      3,367      5.64%       100,281      2,722      5.44%
  Short-term borrowings ..........................      8,361        250      6.03%        18,917        533      5.65%
  Long-term debt .................................      9,425        299      6.40%         5,621        169      6.03%
                                                     --------     ------      ----       --------    -------      ----

      Total Interest-Bearing Liabilities .........    292,791      7,527      5.18%       201,700      4,782      4.75%

  Demand Deposits ................................     42,810                              39,168
  Other Liabilities ..............................      1,913                                 495
  Shareholders' Equity ...........................     24,792                              21,895
                                                     --------                            --------

      Total Liabilities & Equity .................   $362,306                            $263,258
                                                     ========                            ========

NET INTEREST INCOME (fully taxable basis) ........              $  7,795                             $ 6,360
                                                                ========                             =======
NET INTEREST MARGIN (fully taxable basis) ........                            4.54%                               5.12%
                                                                              ====                                ====

EQUITY TO ASSETS RATIO ...........................                            6.84%                               8.32%
                                                                              ====                                ====

(1) The tax-equivalent basis adjustment was computed based on a Federal income tax rate of 34%.
(2) Includes nonperforming loans.
(3) Included in interest income are loan fees.


                       CARNEGIE BANCORP AND SUBSIDIARIES

            Analysis of Changes in Consolidased Net Interest Income

The Rate/Volume Analysis reflects the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods presented. This analysis is presented on a tax equivalent basis. Changes attributable to both volume and rate have been allocated proportionately.


                                              Three Months Ended June 30, 1997         Six Months Ended June 30,1997
                                               Compared to Three Months Ended           Compared to Six Months Ended
                                                       June 30, 1996                           June 30, 1996
                                              ------------------------------        ------------------------------------
                                                 Increase (Decrease) Due To               Increase (Decrease) Due To
                                              ------------------------------        ------------------------------------
                                               Volume         Rate      Net          Volume     Rate      Time      Net
                                              --------       ------    -----        --------   ------    ------    -----
                                                   (Dollars in thousands)                  (Dollans in thousands)
Interest Earned On:
  Federal Funds Sold .......................      73             3        76           172         7        --       179
  Investment Securities:
    Securities available for sale:
      U.S. Gov't & Mtge-backed Securities ..     100           (52)       48          (149)      (20)       (6)     (175)
      Non-taxable State & Political
        Subdivisions .......................     (32)           34         2          (304)       45        (3)     (262)

      Other Securities .....................      40            10        50            90         5        (1)       94
                                               -----          ----     -----         -----    ------       ---     -----
                                                 108            (8)      100          (363)       30       (10)     (343)
                                               -----          ----     -----         -----    ------       ---     -----

    Securities held to maturity:
      U.S. Gov't & Mget-backed Securities...      58            52       110           308       103        (2)      409
      Non-taxable State & Political
        Subdivisions........................     --            --        --            --        --         --       --
                                               -----          ----     -----         -----    ------       ---     -----
                                                  58            52       110           308       103        (2)      409
                                               -----          ----     -----         -----    ------       ---     -----

        Total Investment Securities ........     166            44       210           (55)      133       (12)       66
                                               -----          ----     -----         -----    ------       ---     -----

Loans:
  Comm'l Loans & Comm'l Mtgs ...............   1,912          (183)    1,729         4,176      (419)      (41)    3,716
  Residential Mortgages ....................      57             2        59           102       (46)       (5)       51
  Installment Loans ........................      96           (11)       85           191       (21)       (2)      168
                                               -----          ----     -----         -----    ------       ---     -----
        Total Loans ........................   2,065          (192)    1,873         4,469      (486)      (48)    3,935
                                               -----          ----     -----         -----    ------       ---     -----

   Total Interest Income ...................   2,304          (145)    2,159         4,586      (346)      (60)    4,180
                                               -----          ----     -----         -----    ------       ---     -----

Interest Paid On:
  Savings and Money Market Accounts ........     769           468     1,237         1,365       895        (7)    2,253
  Time Deposits ............................     195            87       282           544       116       (15)      645
  Short-term borrowings ....................      (7)           11         4          (296)       16        (3)     (283)
  Long-term debt ...........................    (102)            6       (96)          114        17        (1)      130
                                               -----          ----     -----         -----    ------       ---     -----

    Total Interest Expense .................     855           572     1,427         1,727     1,044       (26)    2,745
                                               -----          ----     -----         -----    ------       ---     -----

    Net Interest Income ....................   1,449          (717)      732         2,859    (1,390)      (34)    1,435
                                               =====          ====     =====         =====    ======       ===     =====



PROVISION FOR LOAN LOSSES

The provision for loan losses decreased to $296 thousand for the first six months of 1997 compared to a provision of $493 thousand for the same period in 1996. The provision is the result of management's review of several factors, including increased loan balances and management's assessment of economic conditions, credit quality and other factors that would have an impact on future possible losses in the loan portfolio. The allowance for loan losses totaled $2.9 million, or 1.08% of total loans, and 58.8% of non-performing loans, and non-performing loans totaled $5.0 million, or 1.8% of total loans at June 30, 1997.

The moderate provision for loan losses during the first six months of 1997 is a result of normal loan growth and management's evaluation of the adequacy of the allowance for loan losses to absorb potential losses in the loan portfolio.

NON-INTEREST INCOME

Total non-interest income was $389 thousand for the first six months of 1997 compared to $887 thousand for the first six months of 1996, a decrease of $498 thousand, or 56.1%. The decrease was primarily attributable to net losses on securities sales amounting to $91 thousand during the first six months of 1997 compared to net gains on securities sales of $223 thousand during the first six months of 1996, offset by higher first six months of 1997 service fees on deposits of $28 thousand and higher other fees and commissions of $82 thousand. The increase in service fees on deposits was due to normal deposit growth and the increase in other fees and commissions was primarily due to $85 thousand for an investment security placement fee collected during the first quarter of 1997. Non-interest income for the first six months of 1996 was further increased by $294 thousand in gains on sale of other real-estate owned compared to $0 for the comparable 1997 period.

NON-INTEREST EXPENSE

Total non-interest expenses increased $583 thousand, or 12.0%, for the six months ended June 30, 1997 compared to the same period in 1996. The increase was due primarily to increased employment expense resulting from staff expansion as the Company increased loan production staff and other department support staff and fully staffed its new branches, as well as increases in occupancy expenses, equipment expenses and other expenses generally attributable to the Company's growth. Of this increase, employment costs increased $321 thousand, or 14.1%, and reflected increases in the average number of employees from 112 full-time equivalents for the six months ended June 30, 1996 compared to an average of 122 full-time equivalents for the six months ended June 30, 1997, as well as merit and cost of living adjustments. The actual number of full-time equivalent employees was 124 at June 30, 1996 and June 30, 1997. The lack of staff growth is due primarily to reduced loan demand during the first six months of 1997, as adequate staffing was in place at the beginning of 1997.

Occupancy expenses increased $75 thousand, or 11.3%, for the first six months of 1997 compared to the same period in 1996. The increase was attributable primarily to increased lease expense of $38 thousand, increased leasehold depreciation expenses of $20 thousand, increased maintenance and utilities expenses of $25 thousand, and was offset by reduced other occupancy expenses of $8 thousand. These increases were due to two newly opened branch offices as well as normal annual lease increases on other office facilities, and increased leasehold depreciation due to the new facilities.

Furniture and equipment expenses increased $101 thousand, or 22.7%, for the first six months of 1997 compared to the first six months of 1996 due primarily to depreciation and maintenance costs on purchases of enhanced computer equipment, depreciation on replacements of other furniture and equipment, as well as depreciation and maintenance costs associated with the new facilities.

Other expenses increased $86 thousand, or 5.9%, for the first six months of 1997 compared to the first six months of 1996. The increase was attributable to increased other expenses resulting from the continued growth of the Company, as costs of supplies, communications, advertising, insurance, professional fees and miscellaneous other expenses increased.

INCOME TAX EXPENSE

The Company recognized an income tax provision, which includes both Federal and State taxes, of $769 thousand for the six months ended June 30, 1997, for an effective income tax rate of 32.8%. This compared to $550 thousand, for an effective income tax rate of 32.0% for the same period in 1996.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996

NET INCOME

The Company earned $806 thousand, or $0.35 net income per share on a primary basis and $0.34 on a fully diluted basis for the quarter ended June 30, 1997 compared to $564 thousand, or $0.27 for both primary and fully diluted net income per share for the quarter ended June 30, 1996, an increase of $242 thousand, or 42.9%. The increase in net income was primarily due to a $723 thousand, or 22.9% increase in net interest income and a reduction in provision for loan losses of $171 thousand, or 53.3%; and was offset by a reduction in non-interest income of $386 thousand, or 65.6%; higher non-interest expenses which increased $170 thousand, or 6.6%; and increased income taxes of $96 thousand, or 32.9%

NET INTEREST INCOME

Net interest income for the second quarter of 1997, on a "FTE" basis, increased $732 thousand, or 22.7%, compared to the second quarter of 1996. This improvement in net interest income resulted primarily from a higher level of earning assets, primarily loans, and was offset by lower loan rates and higher rates paid on deposits, as the net interest margin decreased from 5.04% to 4.44%. The decrease in the net interest margin resulted from lower yielding loans as rates generally declined. New loan volume, however, was generally funded by the higher yielding seven month "no penalty" certificate of deposit, which management has found to be the most cost effective funding source.

Average earning assets for the second quarter of 1997 increased by $100.7 million, or 39.3%, compared to the second quarter of 1996, primarily as a result of a $84.7 million, or 45.2% increase in average loans; and a $10.6 million, or 15.5% increase in average investment securities; and further increased by a $5.5 million increase in average Federal Funds sold. Funding for the growth in loans and investment securities came from deposit growth generated by the Company's maturing branch offices and from the promotion of the seven month "no penalty" certificate of deposit, as average deposits for the quarter ended June 30, 1997 increased to $324.8 million compared to $221.0 million for the quarter ended June 30, 1996, an increase in average deposits of $103.8 million, or 47.0%.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $150 thousand in the second quarter of 1997 compared to $321 thousand in the same period of 1996. The provision for loan losses is a result of loan growth and management's assessment of economic conditions, credit quality, loan administration effectiveness and other factors that would have an impact on possible losses in the loan portfolio. Asset quality is a major corporate objective and management believes that the total allowance for loan losses is adequate to absorb potential losses in the loan portfolio.

NON-INTEREST INCOME

Total non-interest income decreased $386 thousand, or 65.6%, to $202 thousand for the second quarter of 1997 compared to $588 thousand for the same quarter of 1996. The decrease is attributable to net gains on investment securities sales amounting to $95 thousand and $294 thousand attributable to a gain on sale of other real-estate owned during the second quarter of 1996, compared to no net security gain and no gains on sale of other real-estate owned during the second quarter of 1997.

NON-INTEREST EXPENSE

Total non-interest expense increased $170 thousand, or 6.6%, for the second quarter of 1997 compared to the same quarter in 1996. The increase is primarily due to increased employment expenses, as well as increases in occupancy expenses, equipment expenses and other expenses generally attributable to the Company's growth.

Employment costs increased $65 thousand, or 5.4%, for the second quarter of 1997 compared to the same quarter in 1996 due primarily to merit and cost of living adjustments. The actual number of full-time equivalent employees was 124 at June 30, 1996 and June 30, 1997.

Occupancy expenses increased $34 thousand, or 10.1%, for the second quarter of 1997 compared to the second quarter of 1996. The increase is attributable primarily to increased lease expense of $13 thousand incurred for normal annual lease increases on branch facilities, an increase of $9 thousand in leasehold depreciation on these facilities, and higher utilities and maintenance costs of $12 thousand.

Furniture and equipment expenses increased $42 thousand, or 18.0%, due primarily to depreciation on purchases of new computer equipment and other furniture and equipment, which amounted to $38 thousand.

Other expenses increased $29 thousand, or 3.7%, for the second quarter of 1997 compared to the second quarter of 1996. The minimal increase was attributable to increased other expenses resulting from the continued growth of the Company, as costs of supplies, communications, advertising, insurance, professional fees and miscellaneous other expenses increased.

INCOME TAX EXPENSE

The Company recognized an income tax provision, which includes both Federal and State taxes, of $388 thousand for the second quarter of 1997, for an effective income tax rate of 32.5%. This compared to $292 thousand, for an effective income tax rate of 34.1%, for the same quarter in 1996.

   PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings  -  NONE

   Item 2.  Changes in Securities  -  NONE

   Item 3.  Defaults Upon Senior Securities  -  NONE

   Item 4.  Submission of Matters to a Vote of Security Holders

            The annual meeting of shareholders of Carnegie Bancorp was held on May 21, 1997. The following were the results of voting for directors to one year terms.

            Note:  Shares Outstanding were:     2,090,046
                   Shares Voted were:           1,763,489

            Each of the following directors received at least 95.6% of the shares voted in favor of their appointment:

                                                                       VOTES
             ELECTED DIRECTOR                VOTES FOR               WITHHELD
            -------------------------------------------------------------------
            Theodore H. Dolci, Jr.           1,690,886                72,603
            Michael E. Golden                1,686,077                77,412
            Thomas L. Gray, Jr.              1,690,886                72,603
            Bruce A. Mahon                   1,690,773                72,716
            Joseph J. Oakes, III             1,690,886                72,603
            James E. Quackenbush             1,690,773                72,716
            Steven L. Shapiro                1,690,886                72,603
            Mark A. Wolters                  1,690,886                72,603
            Shelly M. Zeiger                 1,690,062                73,427


            APPROVED
            The following were the results of voting on Proposal No. 2 - Approval of the Carnegie Bancorp 1997 Stock Option Plan, which provides for options to purchase up to 274,000 shares of the Company's common stock (as adjusted for subsequent stock dividends), without par value per share ("Common Stock") to be issued to officers and directors of the Company or its subsidiaries.

                                               VOTES              PERCENTAGE
                                               -----              ----------
            For Approval: ................    998,846               47.8%
            Against Approval: ............    117,989                5.6%
            Abstain: .....................     18,848                0.9%
            Non-vote .....................    627,806               30.0%


   Item 5.  Other Information - NONE

   Item 6.  Exhibits and Reports on Form 8-K

            (a)  Exhibits -  Financial Data Schedule

            (b)  Reports on Form 8-K -

            The Registrant filed a Current Report on Form 8-K dated
            April 24, 1997
            announcing that its board of directors approved a second quarter cash dividend of $0.14 per share.

            The Registrant filed a Current Report on Form 8-K dated June 5, 1997 announcing that it retained the investment banking firms of Janney Montgomery Scott, Inc. and First Colonial Securities Group, Inc. to provide certain advisory services in connection with the exercise of the Registrant's outstanding common stock purchase warrants.

            The Registrant filed a Current Report on Form 8-K dated July 14, 1997 announcing its second quarter results of operations and that on July 16, 1997 its board of directors approved a third quarter cash dividend of $0.14 per share.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             CARNEGIE BANCORP
                                             ----------------
                                               (Registrant)






Date:  August 11, 1997                   By: /s/ RICHARD ROSA
       ---------------                      -----------------------------

                                             Senior Vice President
                                             and Chief Financial Officer