Form 10-Q
period 1997-09-30
CARNEGIE BANCORP
filed 1997-11-14
CIK 915277

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

    [X]          Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended SEPTEMBER 30, 1997


    [ ]            Transition report under Section 13 or 15(d)
                              of the Exchange Act

             For the transition period from __________ to __________


                          Commission file number 0-2456


                                   ----------


                                CARNEGIE BANCORP
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            NEW JERSEY                                           22-3257100
---------------------------------                            -------------------
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


              COMMON STOCK, NO PAR -- 2,733,108 SHARES OUTSTANDING
                            AS OF NOVEMBER 10, 1997

================================================================================

                                      INDEX

                        CARNEGIE BANCORP AND SUBSIDIARIES


                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets at September 30, 1997
         (Unaudited) and December 31, 1996 ............................     3

         Consolidated Condensed Statements of Income for the three
         months and nine months ended September 30, 1997 and 1996
         (Unaudited) ..................................................     4

         Consolidated Condensed Statements of Cash Flows for the
         nine months ended September 30, 1997 and 1996 (Unaudited) ....     5

         Notes to Consolidated Condensed Financial Statements .........   6 - 11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ....................................  12 - 25


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ............................................    26

Item 2.  Changes in Securities ........................................    26

Item 3.  Defaults Upon Senior Securities ..............................    26

Item 4.  Submission of Matters to a Vote of Security Holders ..........    26

Item 5.  Other Information ............................................    26

Item 6.  Exhibits and Reports on Form 8-K
             a.  Exhibit 27 -- Financial Data Schedule ................    26
             b.  Reports on Form 8-K ..................................    26


SIGNATURES ............................................................    27

CARNEGIE BANCORP AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS


                                                           September 30,
                                                               1997        December 31,
                                                           (Unaudited)         1996
                                                           -------------   ------------
                                                              (Dollars in thousands)

ASSETS
Cash and cash equivalents:
    Cash and due from banks ............................   $  12,010       $  16,745
    Federal funds sold .................................       5,600            --
                                                           ---------       ---------
              Total cash and cash equivalents ..........      17,610          16,745
                                                           ---------       ---------
Investment Securities:
  Available for sale ...................................      55,821          30,110
  Held to maturity (fair value $72,989 at September 30,
    1997 and $23,258 at December 31, 1996) .............      72,721          23,264
                                                           ---------       ---------
              Total investment securities ..............     128,542          53,374
                                                           ---------       ---------
Loans, net of allowance for loan losses of $2,965 at
    September 30, 1997 and $2,665 at December 31, 1996 .     266,677         263,797
Premises and equipment, net ............................       4,475           4,482
Other real estate owned ................................       1,015             473
Accrued interest receivable and other assets ...........       4,549           4,486
                                                           ---------       ---------
              Total Assets .............................   $ 422,868       $ 343,357
                                                           =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing demand deposits .................   $  47,359       $  42,372
  Interest bearing deposits:
     Savings deposits ..................................     168,117         139,671
     Other time deposits ...............................      47,348          62,008
     Certificates of deposit $100,000 and over .........      60,725          58,511
                                                           ---------       ---------
              Total deposits ...........................     323,549         302,562
                                                           ---------       ---------
Short-term borrowings ..................................      33,320           1,000
Long-term debt .........................................      29,425          14,425
Accrued interest payable and other liabilities .........       2,302           1,628
                                                           ---------       ---------
              Total liabilities ........................     388,596         319,615
                                                           ---------       ---------
Commitments and contingencies
Stockholders' equity:
     Common stock, no par value, authorized 5,000,000
         shares; issued and outstanding 2,733,108 at
         September 30, 1997 and 1,940,942 at
         December 31, 1996 .............................      13,666           9,705
     Capital surplus ...................................      19,224          12,711
     Undivided profits .................................       1,319           1,530
     Net unrealized holding gains (losses) on
         securities available for sale .................          63            (204)
                                                           ---------       ---------
              Total stockholders' equity ...............      34,272          23,742
                                                           ---------       ---------
              Total Liabilities and
                   Stockholders' Equity ................   $ 422,868       $ 343,357
                                                           =========       =========

See accompanying notes to consolidated condensed financial statements.

CARNEGIE BANCORP AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)


                                           Three Months Ended      Nine Months Ended
                                              September 30,           September 30,
                                            -----------------      ------------------
                                             1997       1996         1997       1996
                                            ------     ------      -------    -------
                                              (000's omitted  except per share data)

Interest income:
    Loans, including fees................   $6,551     $5,210      $19,235    $13,977
    Federal funds sold...................       75         18          275         39
    Investment securities:
        Taxable..........................    1,731      1,007        3,865      2,813
        Tax-exempt.......................      126         12          315        374
                                            ------     ------      -------    -------
            Total interest income .......    8,483      6,247       23,690     17,203
                                            ------     ------      -------    -------
Interest expense:
    Savings deposits.....................    1,942        628        5,553      1,986
    Other time deposits..................      859        894        2,728      2,590
    Certificates of deposit $100,000
      and over ..........................      695        516        2,193      1,542
    Short-term borrowings................      376        416          623        949
    Long-term debt.......................      319        228          621        397
                                            ------     ------      -------    -------
            Total interest expense ......    4,191      2,682       11,718      7,464
                                            ------     ------      -------    -------

            Net interest income .........    4,292      3,565       11,972      9,739

Provision for loan losses................       50        668          346      1,161
                                            ------     ------      -------    -------
            Net interest income after
             provision for loan losses...    4,242      2,897       11,626      8,578
                                            ------     ------      -------    -------
Non-interest income:
    Service fees on deposits.............      116        108          342        306
    Other fees and commissions...........      131         86          385        258
    Gain on sale of other real-estate
      owned .............................        -          -            -        294
    Investment securities gains..........        -         82           15        399
    Investment securities losses.........        -          -         (106)       (94)
                                            ------     ------      -------    -------
            Total non-interest income ...      247        276          636      1,163
                                            ------     ------      -------    -------
Non-interest expense:
    Salaries and wages...................    1,136        982        3,252      2,823
    Employee benefits....................      247        212          733        652
    Occupancy expense....................      385        371        1,125      1,036
    Furniture and equipment..............      284        240          829        684
    Other................................      865        695        2,409      2,153
                                            ------     ------      -------    -------
            Total non-interest expense ..    2,917      2,500        8,348      7,348
                                            ------     ------      -------    -------
            Income before income taxes ..    1,572        673        3,914      2,393
Income tax expense.......................      526        255        1,295        805
                                            ------     ------      -------    -------
            Net Income ..................   $1,046       $418       $2,619     $1,588
                                            ======     ======      =======    =======
Per Common Share:
    Net income - primary.................    $0.42      $0.20        $1.10      $0.76
    Net income - fully diluted...........    $0.41      $0.19        $1.09      $0.75
    Cash Dividends.......................    $0.14      $0.12        $0.42      $0.36

Weighted average shares outstanding
  (in thousands):
    Primary..............................    2,518      2,110        2,387      2,087
    Fully  Diluted.......................    2,546      2,156        2,412      2,110

See notes to consolidated condensed financial statements.

CARNEGIE BANCORP AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                    1997               1996
                                                                -----------       -------------
                                                                         (000's omitted)

Cash flows from operating activities:
   Net income.................................................      $ 2,619           $ 1,588
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization........................          848               698
         Provision for loan losses............................          346             1,161
         Accretion of investment discount.....................         (200)               (8)
         Amortization of investment premium...................          226               314
         Gain on sale of available-for-sale securities........          (15)             (399)
         Loss on sale of available-for-sale securities........          106                94
         Loss on disposal of equipment........................           --                 6
         Gain on sale of other real estate owned..............           --              (294)
         Increase in accrued interest receivable and
            other assets......................................         (221)           (1,115)
         Increase in accrued interest payable and
            other liabilities.................................          674                96
                                                                    -------           -------
            Net cash provided by operating activities                 4,383             2,141
                                                                    -------           -------
Cash flows from investing activities:
   Proceeds from sale of securities available-for-sale........       35,815            35,865
   Proceeds from maturities and principal paydowns of
      securities available-for-sale...........................        1,930            11,155
   Proceeds from maturities and principal paydowns of
      securities held-to-maturity.............................        2,999             1,258
   Purchase of securities available-for-sale..................      (63,055)           (7,746)
   Purchase of securities held-to-maturity....................      (52,549)          (24,972)
   Net increase in loans made to customers....................       (3,824)          (79,733)
   Cash collected on previously charged-off loans.............           56                 6
   Additions to premises and equipment........................         (841)           (1,081)
   Proceeds from sale of other real-estate owned..............           --               622
                                                                    -------           -------
            Net cash used in investing activities ............      (79,469)          (64,626)
                                                                    -------           -------
Cash flows from financing activities:
   Net increase in deposits...................................       20,987            47,748
   Net increase in short-term borrowings......................       32,320            12,500
   Net increase in long-term debt.............................       15,000            14,425
   Proceeds from common stock issued on exercise of
      options and warrants....................................        8,619                25
   Cash paid for dividends....................................         (975)             (653)
                                                                    -------           -------
            Net cash provided by financing activities ........       75,951            74,045
                                                                    -------           -------
Net change in cash and cash equivalents ......................          865            11,560
Cash and cash equivalents as of beginning of year ............       16,745            10,207
                                                                    -------           -------
Cash and cash equivalents as of end of period ................      $17,610           $21,767
                                                                    =======           =======
Supplemental disclosures:
Cash paid during the period for:
   Interest...................................................      $11,294            $7,342
   Income taxes...............................................      $ 1,077            $  877



See accompanying notes to consolidated condensed financial statements.

                       CARNEGIE BANCORP AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)


NOTE A -- BASIS OF PRESENTATION

The consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the financial statement date and the reported amounts of revenues and expenses during the reporting period. Since management's judgement involves making estimates concerning the likelihood of future events, the actual results could differ from those estimates which will have a positive or negative effect on future period results. The accompanying consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto as of and for the year ended December 31, 1996. The results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

                        CARNEGIE BANCORP AND SUBSIDIARIES

Management determines the appropriate classification of securities at the time of purchase. Investment securities classified as available for sale will affect the Company's stockholders' equity as changing interest rates affect the market price of these securities. At September 30, 1997, no investment securities were classified as trading securities.

The following tables present the book values, market values and gross unrealized gains and losses of the Company's investment securities portfolio as of September 30, 1997 and December 31, 1996.

                                                   September 30, 1997
                                      ------------------------------------------
                                                    Gross      Gross
                                      Amortized  Unrealized  Unrealized   Market
                                         Cost       Gains      Losses     Value
                                      ---------  ----------  ----------  -------
                                                 (Dollars in thousands)
Securities available for sale (1):
  U.S. Government ..................   $14,041      $134      ($ -- )    $14,175
  Mortgage-backed securities .......    22,206       140        (119)     22,227
  Obligations of State and
    Political Subdivisions .........     8,868         5         --        8,873
  Other securities .................    10,602       --          (56)     10,546
                                       -------      ----      ------     -------
                                       $55,717      $279      ($ 175)    $55,821
                                       =======      ====      ======     =======

Securities held to maturity:
  U.S. Government ..................   $ 8,037      $221      ($ -- )    $ 8,258
  Mortgage-backed securities .......    64,684       108         (61)     64,731
                                       -------      ----      ------     -------
                                       $72,721      $329      ($  61)    $72,989
                                       =======      ====      ======     =======
----------

(1) Net unrealized gains of $63 thousand, net of a tax provision of $41 thousand, were reported as an increase to stockholders' equity at September 30, 1997.


                                                   December 31, 1996
                                      ------------------------------------------
                                                    Gross      Gross
                                      Amortized  Unrealized  Unrealized   Market
                                         Cost       Gains      Losses     Value
                                      ---------  ----------  ----------  -------
                                                 (Dollars in thousands)
Securities available for sale (2):
  U.S. Government ..................   $ 5,986      $ --      ($  50)    $ 5,936
  Mortgage-backed securities .......    15,524        49        (267)     15,306
  Obligations of State and
    Political Subdivisions .........       890        --         --          890
  Other securities .................     8,032        --         (54)      7,978
                                       -------      ----      ------     -------
                                       $30,432      $ 49      ($ 371)    $30,110
                                       =======      ====      ======     =======
Securities held to maturity:
  U.S. Government ..................   $ 9,035      $208       $ --      $ 9,243
  Mortgage-backed securities .......    14,229       --         (214)     14,015
                                       -------      ----      ------     -------
                                       $23,264      $208      ($ 214)    $23,258
                                       =======      ====      ======     =======
----------

(2) Net unrealized losses of $204 thousand, net of a tax benefit of $118 thousand, were reported as a reduction to stockholders' equity at December 31, 1996.

                        CARNEGIE BANCORP AND SUBSIDIARIES

NOTE C -- LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the components of the loan portfolio as of September 30, 1997 and December 31, 1996.

                         LOAN PORTFOLIO BY TYPE OF LOAN

                                      September 30, 1997      December 31, 1996
                                      ------------------     -------------------
                                       Amount        %        Amount        %
                                      --------     -----     --------     -----
                                                 (Dollars in thousands)

Commercial and financial .........    $ 80,906      30.0%    $ 79,907      30.0%
Real estate construction .........      10,258       3.8%      16,905       6.3%
Residential mortgage .............      24,990       9.3%      23,173       8.7%
Commercial mortgage ..............     142,085      52.7%     133,908      50.3%
Installment ......................      11,403       4.2%      12,569       4.7%
                                      --------     -----     --------     -----
                                      $269,642     100.0%    $266,462     100.0%
                                      ========     =====     ========     =====

The following table represents activity in the allowance for loan losses for the nine month period ended September 30, 1997 and 1996.

                            ALLOWANCE FOR LOAN LOSSES

                                                          Nine Months Ended
                                                            September 30,
                                                       ----------------------
                                                        1997            1996
                                                       ------          ------
                                                       (Dollars in thousands)

Balance-beginning of period ......................     $2,665          $1,754
Charge-offs ......................................       (102)           (429)
Recoveries .......................................         56               6
                                                       ------          ------
Net (charge-offs) recoveries .....................        (46)           (423)
Provision for loan losses ........................        346           1,161
                                                       ------          ------
Balance-end of period ............................     $2,965          $2,492
                                                       ======          ======

NOTE D -- ACCOUNTING FOR  LOAN IMPAIRMENT

Loans aggregated for evaluation under SFAS No. 114 are those loans risk rated by the Bank as substandard and doubtful. At September 30, 1997, the recorded investment in loans for which impairment has been recognized totaled $5,234,000 of which $1,070,000 related to loans with no valuation allowance because the Bank expects repayment in full and $4,164,000 is related to loans with a corresponding valuation allowance of $440,000. The total amount of impaired loans measured using the present value of expected future cash flows amounted to $1,882,000 and the total amount of impaired loans measured using the fair value of the loan's collateral amounted to $3,352,000. For the nine months ended September 30, 1997, the average recorded investment in impaired loans was approximately $4,943,000. The Company recognized $104,000 in income on impaired loans during the portion of the year that they were impaired.

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

The Board of Directors declared a third quarter cash dividend of $.14 per share on July 16, 1997. The dividend was paid on September 17, 1997 to shareholders of record on August 27, 1997.

On October 15, 1997, the Board of Directors also declared a fourth quarter cash dividend of $.14 per share. The dividend will be payable on December 17, 1997 to shareholders of record on November 19, 1997.

NOTE G -- STOCK WARRANTS

On August 16, 1994 the Company issued, through a public offering, 690,000 units. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $15.09 for a period of three years from the date of issuance. As of August 18, 1997, the expiration date for the exercise of the warrants, substantially all of the warrants had been exercised, increasing Carnegie Bancorp's capital by $9.9 million.

                        CARNEGIE BANCORP AND SUBSIDIARIES

NOTE H -- SHORT-TERM BORROWINGS

The composition of short-term borrowings follows:

                                                      September 30, December 31,
                                                          1997          1996
                                                      ------------  ------------
                                                        (Dollars in thousands)
Overnight Federal funds purchased
  -- balance ..........................................  $  --       $ 1,000
  -- weighted average rate ............................     --          7.38%
  -- maturity date ....................................     --       1/02/97

Repurchase agreement with Morgan Stanley dated 9/19/97
  -- balance ..........................................  $23,320     $  --
  -- weighted average rate ............................    5.620%       --
  -- maturity date ....................................  10/20/97       --

Term borrowing from FHLB-NY
  -- balance ..........................................  $10,000     $  --
  -- weighted average rate ............................    6.267%       --
  -- maturity date ....................................  4/22/98        --


NOTE I -- LONG-TERM DEBT

The composition of long-term debt follows:

                                                      September 30, December 31,
                                                          1997          1996
                                                      ------------  ------------
                                                        (Dollars in thousands)
6.27%  fixed rate term borrowing with Federal Home
         Loan Bank-NY, due 4/22/98 ....................  $  --       $10,000
6.50%  fixed rate repurchase agreement with Salomon
         Bros., due 4/19/99 ...........................    4,425       4,425
5.910% fixed rate repurchase agreement with Salomon
         Bros., due 7/22/02 ...........................   12,500        --
5.840% fixed rate repurchase agreement with Salomon
         Bros., due 8/13/02 ...........................   12,500        --
                                                         -------     -------
                                                         $29,425     $14,425
                                                         =======     =======


NOTE J -- RECENTLY ISSUED ACCOUNTING STANDARDS

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND
EXTINGUISHMENTS OF LIABILITIES.

FASB has issued SFAS No. 125, "Accounting for Transfers and
Servicing of Financial Assets and Extinguishments of Liabilities", as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS 125", effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Earlier or retroactive application is not permitted. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a

                        CARNEGIE BANCORP AND SUBSIDIARIES
financial-components approach that focuses on control. Adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.

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

REPORTING COMPREHENSIVE INCOME.

FASB has also issued SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. An example of comprehensive income is the unrealized gains and losses on securities available for sale, net of taxes. The Company will implement the disclosure requirements related to this pronouncement beginning in 1998.

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

FINANCIAL CONDITION

Total assets at September 30, 1997 increased by $79.5 million, or 23.2%, to $422.9 million compared to $343.4 million at December 31, 1996. Total assets averaged $375.0 million in the first nine months of 1997, a $89.2 million, or 31.2%, increase from the 1996 full year average of $285.8 million. Average loans increased $64.8 million, or 31.5%, to $270.3 million in the first nine months of 1997, from the 1996 full year average of $205.5 million. Average investment securities increased by $19.4 million, or 31.0%, to $81.9 million; average Federal funds sold increased by $4.8 million, or 240.0%, to $6.8 million; and the average of all other assets increased by $1.1 million, or 6.1%, to $19.2 million during the first nine months of 1997 compared to the full year 1996 averages.

These increases in average assets were funded primarily by a $87.1 million, or 37.5%, increase in average deposits, as average deposits during the first nine months of 1997 increased to $319.2 million from the full year 1996 average of $232.1 million. The decrease in average borrowed funds from $30.9 million for the 1996 full year average to $27.3 million during the first nine months of 1997, an average decrease of $3.6 million, or 11.7%, was also attributable to the increase in average deposits.

During the third quarter of 1997, average borrowed funds increased to $46.0 million compared to $19.4 million for the second quarter of 1997, an increase of 137.1%, or $26.6 million. The increase in average borrowed funds during this period was attributable to the Company funding investment security purchases with $50.0 million in repurchase agreements, for asset/liability management purposes.

It is the intention of management to use both its borrowing capacity and deposit raising capacity in a proportion that best controls cost, meets liquidity needs, and satisfies asset/liability management objectives.

LENDING ACTIVITY

Total loans at September 30, 1997 were $269.6 million, a 1.2%, or $3.1 million increase from December 31, 1996. Average loans increased by $64.8 million, or 31.5%, to $270.3 million in the first nine months of 1997 compared to the 1996 full year average. Changes in the composition of the average loan portfolio during the period included increases of 34.1%, or $59.4 million in commercial loans and commercial mortgages, 10.8%, or $2.4 million in residential mortgages and 33.0%, or $3.0 million in other installment loans.

The 34.1% increase in average commercial loans and commercial mortgages over the 1996 full year averages is partially attributable to the greater penetration of the marketplace and an improvement in the general ecomonic environment in New Jersey and partially to the purchase of $32.8 million of loan participations from Regent National Bank in September and October, 1996, with Carnegie's purchase of the remaining balance of $3.3 million in these loans in January, 1997. Carnegie opened a new branch office in Toms River, New Jersey in the fourth quarter of 1995 and during the first six months of 1996, a new office in Montgomery and Flemington, New Jersey and a new office in Langhorne, Pennsylvania. Having regional lenders on site in these offices has helped to provide the growth Carnegie has experienced during 1996 and has contributed to the higher average loan volume in late 1996 and early 1997. Management intends to continue to pursue quality loans in all lending categories within the Company's market area.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses was $3.0 million, or 1.10% of total loans, at September 30, 1997 compared to $2.7 million, or 1.00% of total loans, at December 31, 1996. The balance of non-performing loans, which includes non-accrual loans and excludes accruing loans past due 90 days or more of $195 thousand, was $4.3 million, or 1.6% of total loans at September 30, 1997. This compares to non-performing loans, excluding accruing loans past due 90 days or more of $839 thousand, of $3.3 million, or 1.2% of total loans at December 31, 1996.

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

INVESTMENT SECURITIES ACTIVITY

Average investment securities increased by 31.0%, or $19.4 million in the first nine months of 1997 compared to the 1996 full year average. At period end September 30, 1997 compared to December 31, 1996, investments increased $75.2 million, or 140.8%. During 1996, some of the proceeds of securities sales, principal paydowns and maturities were used to fund loan growth rather than to fund additional purchases of investment securities. Strong deposit growth during the fourth quarter of 1996 and first quarter of 1997 was primarily used to reduce borrowed funds, and secondarily to increase the investment securities portfolio. During the third quarter of 1997, investment securities purchases were funded primarily with $50.0 million in repurchase agreements, for asset/liability management purposes.

During the first nine months of 1997, proceeds from the sales of securities available-for-sale amounted to $35.8 million, resulting in a $91 thousand loss on the sales, and was offset by the purchase of $63.1 million in securities classified as available-for-sale and $52.5 million in securities classified as held-to-maturity. These purchases were funded primarily by a net increase in deposits of $21.0 million, an increase in borrowed funds of $47.3 million, proceeds from common stock issued on exercise of options and warrants amounting to $8.6 million.

During the first nine months of 1996, proceeds from the sale of securities available-for-sale were $35.9 million, and the Company purchased $32.7 million of securities, of which $7.7 million were classified as available-for-sale and $25.0 million as held-to-maturity.

At September 30, 1997, net unrealized gains in the Company's available-for-sale securities portfolio amounted to $104 thousand and net unrealized gains in the held-to-maturity securities portfolio amounted to $268 thousand. Net unrealized gains of $63 thousand, net of a tax provision of $41 thousand, were reported as an increase to stockholders' equity at September 30, 1997.

DEPOSITS

Average total deposits increased by $87.1 million, or 37.5%, to $319.2 million for the nine months ended September 30, 1997 compared to the 1996 full year average of $232.1 million. The growth in deposits during this period was primarily due to the expansion of the Company's branch system and its aggressive pricing on certificates of deposit in comparison to the Company's marketplace. Additionally, a new product was introduced in September 1996, a seven month "no penalty" certificate of deposit that allows for complete or partial withdrawals without penalty. This product is reflected in the Company's "savings deposits" which grew from $73.6 million at September 30, 1996 to $168.1 million at September 30, 1997.

Changes in the average deposit mix for the nine months ended September 30, 1997 compared to the 1996 full year average include a $14.2 million, or 13.8%, increase in certificates of deposit; a $10.3 million, or 19.3%, decrease in money market deposit accounts; a $76.7 million, or 393.8%, increase in savings deposits, including the Company's "no penalty" certificate of deposit; a $2.7 million, or 16.8%, increase in NOW account deposits; and a $3.7 million, or 9.2%, increase in non-interest bearing demand deposits. The dramatic increase in savings deposits reflects the increase in the Company's new "no penalty" seven month certificate of deposit.

Deposits are obtained primarily from the market areas which the Company serves. As of September 30, 1997 the Company did not have any brokered deposits and neither solicited nor offered premiums for such deposits.

LIQUIDITY

Liquidity is a measurement of the Company's ability to meet present and future funding obligations and commitments. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, repayment of borrowings, when applicable, and the funding of loan commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Principal sources of liquidity are deposit generation, access to purchased funds, including Federal Home Loan Bank borrowings and other financial institutions repurchase agreements, maturities and repayments of loans and investment securites, net interest income and fee income. Liquid assets (consisting of cash, Federal funds sold and investment securities classified as available-for-sale) comprised 17.4% and 13.6% of the Company's total assets at September 30, 1997 and December 31, 1996, respectively.

As shown in the Consolidated Condensed Statements of Cash Flows, the Company's primary source of funds at September 30, 1997 was from deposit growth of $21.0 million, an increase in borrowed funds of $47.3 million, proceeds from common stock issued on exercise of options and warrants amounting to $8.6 million, proceeds from securities sales, maturities and principal paydowns amounting to $40.7 million, in addition to net income of $2.6 million. Funds provided by these sources primarily funded securities purchases of $115.6 million, which supported the Company's asset/liability management philosophy, during a period of weak loan growth.

During the same period in 1996, funds were generated primarily from deposit growth of $47.7 million, proceeds from securities sales, maturities and principal paydowns amounting to $48.3 million, and an increase in borrowed funds of $26.9 million, in addition to net income of $1.6 million. Funds provided by these sources primarily funded loan growth amounting to $79.7 million, securities purchases of $32.7 million, and increase in cash and cash equivalents of $11.6 million.

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

The Company believes that its liquidity position is sufficient to provide funds to meet future loan demand or the possible outflow of deposits, in addition to being able to adapt to changing interest rate conditions. Long term debt of $29.4 million and short-term borrowings of $33.3 million as of September 30, 1997 are matched against specific loans or investments, for asset and liability management purposes.

CAPITAL RESOURCES

Stockholder's equity increased by $10.5 million at September 30, 1997 compared to December 31, 1996. The changes in stockholders' equity during the nine months ended September 30, 1997 were comprised of an increase from net income of $2.6 million, an increase of $267 thousand (net of tax provision) due to decreased unrealized holding losses in the Company's portfolio of securities available-for-sale, as a $204 thousand unrealized loss became a $63 thousand unrealized gain, a reduction by cash dividends paid of $975 thousand, and an increase of $8.6 million in proceeds from exercised options and warrants.

During the nine months ended September 30, 1997, the Company paid $975 thousand, or 37.2% of net income, in cash dividends compared to $653 thousand, or 41.1% of net income in cash dividends for the same period in 1996.

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

The following table summarizes the risk-based and leverage capital ratios for the Company and the Bank at September 30, 1997, as well as the regulatory required minimum capital ratios:

                                                                  Regulatory
                                 September 30, 1997              Requirements
                          -------------------------------     ------------------
                          Company     Bank        Minimum     "Well Capitalized"
                          -------     ----        -------     ------------------
Risk-based Capital:
  Tier I capital ratio...  12.05%     9.59%        4.00%            6.00%
  Total capital ratio....  13.09%    10.65%        8.00%           10.00%

Leverage ratio...........   8.54%     6.76%    3.00%-5.00%   5.00% or greater

As noted in the above table, the Company's and the Bank's capital ratios exceed the regulatory requirements of a "well-capitalized' institution.

       RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
              COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

NET INCOME

The Company earned $2.6 million, or $1.10 net income per share on a primary basis and $1.09 net income per share of a fully diluted basis, for the nine months ended September 30, 1997, compared to $1.6 million, or $0.76 net income per share on a primary basis and $0.75 net income per share on a fully diluted basis for the months ended September 30, 1996, an increase of $1.0 million, or 64.9%. The increase in net income was primarily due to a $2.2 million, or 22.9%, increase in net interest income, and a $815 thousand, or 70.2%, decrease in provision for loan losses; these items were partially offset by a reduction in non-interest income of $527 thousand, or 45.3%, a $1.0 million, or 13.6%, increase in non-interest expenses and a $490 thousand, or 60.9%, increase in income tax provision.

NET INTEREST INCOME

Net interest income on a fully tax-equivalent ("FTE") basis, which adjusts for the tax-exempt status of income earned on certain investments and loans to express such income as if it were taxable, increased $2.2 million, or 22.3% for the nine months ended September 30, 1997 compared to the same prior year period.

Interest income on a "FTE" basis, increased $6.5 million, or 37.2%, to $23.9 million for the nine months ended September 30, 1997 compared to $17.4 million for the same period in 1996. The improvement in interest income was primarily due to volume increases in the loan portfolio as Carnegie benefited from strong loan demand and the purchase of $32.8 million in loan participations from Regent National Bank during the last two quarters of 1996 and $3.3 million in the first quarter of 1997, which produced a volume related increase in interest income on loans of $6.1 million. Volume related interest income was further increased by $233 thousand due to increased Federal funds sold and further increased by $827 thousand due to investment securities purchases which were primarily funded by repurchase agreements during the third quarter of 1997, as part of the Company's asset/liability management program, during a period of weak loan growth.

The $7.2 million volume related increase in total interest income was reduced by $638 thousand resulting primarily from rate related reductions amounting to $788 thousand as loan interest rates repriced to lower current yields and was offset by investment securities rate related increases amounting to $147 thousand as lower yielding securities were replaced with higher yielding securities, and Federal Funds sold rate related increases of $59 thousand. Total interest income was further reduced by $64 thousand due to one additional day during the first nine months of 1996 compared to the first nine months of 1997.

Interest expense for the first nine months of 1997 increased $4.3 million, or 57.0%, compared to the same prior year period. The increase in interest expense was due primarily to net volume increases in deposits which accounted for $2.8 million, and net rate increases in deposits which accounted for $1.6 million, and was offset by reduced net volume and rate borrowings expense of $98 thousand. Total interest expense was further offset by a decrease of $26 thousand attributable to one less day during the first nine months of 1997 compared to the first nine months of 1996. The interest expense rate and volume increases are the result of product decisions made by management in response to the need for cost effective sources of funds, primarily provided by the "7 month-no penalty" certificate of deposit and repurchase agreements.

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

                                         Three Months Ended    Nine Months Ended
                                            September 30,        September 30,
                                           ---------------     -----------------
                                            1997     1996       1997      1996
                                           ------   ------     -------   -------
Income per consolidated
  statements of income .................   $8,483   $6,247     $23,690   $17,203
Tax equivalent basis adjustment:
  Loans ................................        8        8          26         8
  Investment securities ................       65        6         162       193
                                           ------   ------     -------   -------
Interest income adjusted to fully
  tax-equivalent basis .................    8,556    6,261      23,878    17,404
Interest expense .......................    4,191    2,682      11,718     7,464
                                           ------   ------     -------   -------
Net interest income adjusted to
  fully tax-equivalent basis ...........   $4,365   $3,579     $12,160   $ 9,940
                                           ======   ======     =======   =======

The following tables titled "Consolidated Average Balance Sheets with Resultant Interest and Average Rates" and "Analysis of Changes in Consolidated Net Interest Income" present by category the major factors that contributed to the changes in net interest income for the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996 and the nine months ended September 30, 1997 compared to the same prior year period.

CARNEGIE BANCORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS WITH RESULTANT INTEREST AND AVERAGE RATES


                                                     Three Months Ended                  Three Months Ended
                                                     September 30, 1997                  September 30, 1996
                                               ------------------------------      ------------------------------
                                               Average     Interest   Average      Average     Interest   Average
                                               Balance      Earned      Rate       Balance      Earned      Rate
                                               -------     --------   -------      -------     --------   -------
                                                                     (Dollars in thousands)
ASSETS
Earning Assets:
   Federal Funds Sold.....................    $  5,263     $   75       5.65%     $  1,335     $   18       5.35%
   Investment Securities:
     Securities available for sale:
       U. S. Gov't & Mtge-backed
         Securities ......................      32,905        557       6.72%       27,116        467       6.83%
       Non-taxable State & Political
         Subdivisions (1).................       8,547        191       8.88%          658         18      10.96%
       Other Securities...................       9,065        155       6.78%        6,005         96       6.34%
                                              --------     ------       ----      --------     ------       ----
                                                50,517        903       7.09%       33,779        581       6.83%

     Securities held to maturity:
       U. S. Gov't & Mtge-backed
         Securities ......................      56,202      1,019       7.19%       23,799        444       7.40%
       Non-taxable State & Political
         Subdivisions (1) ................           -          -          -             -          -          -
                                              --------     ------       ----      --------     ------       ----
                                                56,202      1,019       7.19%       23,799        444       7.40%

           Total Investment Securities         106,719      1,922       7.15%       57,578      1,025       7.06%
                                              --------     ------       ----      --------     ------       ----

   Loans:(2)(3)
       Comm'l Loans & Comm'l Mtgs.........     234,645      5,767       9.75%      178,715      4,570      10.15%
       Residential Mortgages..............      24,837        522       8.34%       22,045        449       8.08%
       Installment Loans..................      11,940        270       8.97%        8,543        199       9.24%
                                              --------     ------       ----      --------     ------       ----
           Total Loans....................     271,422      6,559       9.59%      209,303      5,218       9.89%
                                              --------     ------       ----      --------     ------       ----

      Total Earning Assets................     383,404      8,556       8.85%      268,216      6,261       9.26%

Non-Interest Earning Assets:
   Loan Loss Reserve......................      (2,939)                             (2,084)
   Held For Sale Securities Valuation.....         (74)                               (735)
   All Other Assets.......................      19,712                              19,259
                                              --------                            --------
      Total Assets........................     400,103                             284,656
                                              ========                            ========

LIABILITIES & EQUITY
Interest-Bearing Liabilities:
   Savings and Money Market Accounts......    $165,221      1,942       4.66%     $ 73,350        628       3.40%
   Time Deposits..........................     109,179      1,554       5.65%      102,039      1,410       5.48%
   Short-term borrowings..................      25,223        376       5.91%       30,303        416       5.45%
   Long-term debt.........................      20,729        319       6.11%       14,425        228       6.27%
                                              --------     ------       ----      --------     ------       ----

      Total Interest-Bearing Liabilities..     320,352      4,191       5.19%      220,117      2,682       4.83%

   Demand Deposits........................      47,585                              41,973
   Other Liabilities......................       2,144                                 640
   Shareholders' Equity...................      30,022                              21,926
                                              --------                            --------
      Total Liabilities & Equity..........    $400,103                            $284,656
                                              ========                            ========


NET INTEREST INCOME (fully taxable basis)................  $4,365                              $3,579
                                                           ======                              ======

NET INTEREST MARGIN (fully taxable basis)................               4.52%                               5.29%
                                                                        ====                                ====

EQUITY TO ASSETS RATIO...................................               7.50%                               7.70%
                                                                        ====                                ====

----------
(1) The tax-equivalent basis adjustment was computed based on a Federal income tax rate of 34%.
(2) Includes nonperforming loans.
(3) Included in interest income are loan fees.

CARNEGIE BANCORP AND SUBSIDIARIES
Consolidated Average Balance Sheets with Resultant Interest and Average Rates


                                                     Nine Months Ended                   Nine Months Ended
                                                     September 30, 1997                  September 30, 1996
                                               ------------------------------      ------------------------------
                                               Average     Interest   Average      Average     Interest   Average
                                               Balance      Earned      Rate       Balance      Earned      Rate
                                               -------     --------   -------      -------     --------   -------
                                                                     (Dollars in thousands)
ASSETS
Earning Assets:
   Federal Funds Sold.......................  $  6,797     $  275       5.41%     $    972     $   39       5.34%
   Investment Securities:
     Securities available for sale:
       U. S. Gov't & Mtge-backed Securities.    32,278      1,594       6.60%       33,336      1,679       6.71%
       Non-taxable State & Political
          Subdivisions (1)..................     7,069        477       9.03%        9,815        567       7.69%
       Other Securities.....................     8,396        401       6.39%        5,373        248       6.15%
                                              --------     ------       ----      --------     ------      -----
                                                47,743      2,472       6.92%       48,524      2,494       6.85%

     Securities held to maturity:
       U. S. Gov't & Mtge-backed Securities.    34,115      1,870       7.33%       16,901        886       6.98%
       Non-taxable State & Political
          Subdivisions (1)..................        --         --         --            --         --         --
                                              --------     ------       ----      --------     ------      -----
                                                34,115      1,870       7.33%       16,901        886       6.98%

           Total Investment Securities .....    81,858      4,342       7.09%       65,425      3,380       6.88%
                                              --------     ------       ----      --------     ------      -----

   Loans:(2)(3)
       Comm'l Loans & Comm'l Mtgs...........   233,616     16,878       9.66%      158,102     11,965      10.08%
       Residential Mortgages................    24,630      1,566       8.50%       22,126      1,442       8.68%
       Installment Loans....................    12,055        817       9.06%        8,311        578       9.26%
                                              --------     ------       ----      --------     ------      -----
           Total Loans......................   270,301     19,261       9.53%      188,539     13,985       9.88%
                                              --------     ------       ----      --------     ------      -----

      Total Earning Assets..................   358,956     23,878       8.89%      254,936     17,404       9.09%

Non-Interest Earning Assets:
   Loan Loss Reserve........................    (2,827)                             (1,905)
   Held For Sale Securities Valuation.......      (247)                               (155)
   All Other Assets.........................    19,162                              17,621
                                              --------                            --------
      Total Assets..........................   375,044                             270,497
                                              ========                            ========

LIABILITIES & EQUITY
Interest-Bearing Liabilities:
   Savings and Money Market Accounts........  $158,169      5,553       4.69%     $ 75,695      1,986       3.50%
   Time Deposits............................   116,632      4,921       5.64%      100,871      4,132       5.46%
   Short-term borrowings....................    14,094        623       5.91%       22,740        949       5.56%
   Long-term debt...........................    13,184        621       6.30%        8,577        397       6.17%
                                              --------     ------       ----      --------     ------      -----
      Total Interest-Bearing Liabilities....   302,079     11,718       5.19%      207,883      7,464       4.78%

   Demand Deposits..........................    44,419                              40,114
   Other Liabilities........................     1,991                                 528
   Shareholders' Equity.....................    26,555                              21,972
                                              --------                            --------
      Total Liabilities & Equity............  $375,044                            $270,497
                                              ========                            ========


NET INTEREST INCOME (fully taxable basis)...............  $12,160                              $9,940
                                                           ======                              ======

NET INTEREST MARGIN (fully taxable basis)...............                4.53%                               5.19%
                                                                        ====                               =====

EQUITY TO ASSETS RATIO..................................                7.08%                               8.12%
                                                                        ====                               =====

----------
(1) The tax-equivalent basis adjustment was computed based on a Federal income tax rate of 34%.
(2) Includes nonperforming loans.
(3) Included in interest income are loan fees.

CARNEGIE BANCORP AND SUBSIDIARIES
ANALYSIS OF CHANGES IN CONSOLIDATED NET INTEREST INCOME



The Rate/Volume Analysis reflects the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods presented. This analysis is presented on a tax equivalent basis. Changes attributable to both volume and rate have been allocated proportionately.

                                                                     Three Months Ended                 Nine Months Ended
                                                                      September 30, 1997                September 30, 1997
                                                               Compared to Three Months Ended       Compared to Nine Months Ended
                                                                      September 30, 1996                September 30, 1996
                                                               ------------------------------   ------------------------------------
                                                                  Increase (Decrease) Due To         Increase (Decrease) Due To
                                                               ------------------------------   ------------------------------------
                                                                 Volume      Rate      Net      Volume     Rate       Time      Net
                                                                 ------      ----      ---      ------     ----       ----      ---
                                                                   (Dollars in thousands)               (Dollars in thousands)

Interest Earned On:
   Federal Funds Sold ........................................      53         4        57        233         3         0       236
   Investment Securities:
     Securities available for sale:
       U. S. Gov't & Mtge-backed Securities ..................     100       (10)       90        (53)      (26)       (6)      (85)
       Non-taxable State & Political Subdivisions ............     218       (45)      173       (158)       70        (2)      (90)
       Other Securities ......................................      49        10        59        139        15        (1)      153
                                                                 -----      ----     -----      -----    ------       ---     -----
                                                                   367       (45)      322        (72)       59        (9)      (22)
                                                                 -----      ----     -----      -----    ------       ---     -----
     Securities held to maturity:
       U. S. Gov't & Mtge-backed Securities ..................     605       (30)      575        899        88        (3)      984
       Non-taxable State & Political Subdivisions ............       0         0         0          0         0         0         0
                                                                 -----      ----     -----      -----    ------       ---     -----
                                                                   605       (30)      575        899        88        (3)      984
                                                                 -----      ----     -----      -----    ------       ---     -----
           Total Investment Securities .......................     972       (75)      897        827       147       (12)      962
                                                                 -----      ----     -----      -----    ------       ---     -----
   Loans:
       Comm'l Loans & Comm'l Mtgs ............................   1,430      (233)    1,197      5,694      (737)      (44)    4,913
       Residential Mortgages .................................      57        16        73        163       (33)       (6)      124
       Installment Loans .....................................      79        (8)       71        259       (18)       (2)      239
                                                                 -----      ----     -----      -----    ------       ---     -----
           Total Loans .......................................   1,566      (225)    1,341      6,116      (788)      (52)    5,276
                                                                 -----      ----     -----      -----    ------       ---     -----
      Total Interest Income ..................................   2,591      (296)    2,295      7,176      (638)      (64)    6,474
                                                                 -----      ----     -----      -----    ------       ---     -----
Interest Paid On:
   Savings and Money Market Accounts .........................     787       527     1,314      2,156     1,418        (7)    3,567
   Time Deposits .............................................      99        45       144        643       161       (15)      789
   Short-term borrowings .....................................     (70)       30       (40)      (360)       37        (3)     (326)
   Long-term debt ............................................     100        (9)       91        212        13        (1)      224
                                                                 -----      ----     -----      -----    ------       ---     -----
      Total Interest Expense .................................     916       593     1,509      2,651     1,629       (26)    4,254
                                                                 -----      ----     -----      -----    ------       ---     -----
      Net Interest Income ....................................   1,675      (889)      786      4,525    (2,267)      (38)    2,220
                                                                 =====      ====     =====      =====    ======       ===     =====


PROVISION FOR LOAN LOSSES

The provision for loan losses decreased to $346 thousand for the first nine months of 1997 compared to a provision of $1.2 million for the same period in 1996. The provision is the result of management's review of several factors, including increased loan balances and management's assessment of economic conditions, credit quality and other factors that would have an impact on future possible losses in the loan portfolio. The allowance for loan losses totaled $3.0 million, or 1.10% of total loans, and 68.8% of non-performing loans, and non-performing loans totaled $4.3 million, or 1.6% of total loans at September 30, 1997.

The moderate provision for loan losses during the first nine months of 1997 is a result of normal loan growth and management's evaluation of the adequacy of the allowance for loan losses to absorb potential losses in the loan portfolio.

NON-INTEREST INCOME

Total non-interest income was $636 thousand for the first nine months of 1997 compared to $1.2 million for the first nine months of 1996, a decrease of $527 thousand, or 45.3%. The decrease was primarily attributable to net losses on securities sales amounting to $91 thousand during the first nine months of 1997 compared to net gains on securities sales of $305 thousand during the first nine months of 1996, offset by higher first nine months of 1997 service fees on deposits of $36 thousand and higher other fees and commissions of $127 thousand. The increase in service fees on deposits was due to normal deposit growth and the increase in other fees and commissions was primarily due to $85 thousand for an investment security placement fee collected during the first quarter of 1997 and further increased by a $41 thousand recovery during the third quarter of 1997 on previously charged-off fraudulent checks. Non-interest income for the first nine months of 1996 was further increased by $294 thousand in gains on sale of other real-estate owned compared to $0 for the comparable 1997 period.

NON-INTEREST EXPENSE

Total non-interest expenses increased $1.0 million, or 13.6%, for the nine months ended September 30, 1997 compared to the same period in 1996. The increase was due primarily to increased employment expense resulting from staff expansion as the Company increased loan production staff and other department support staff and fully staffed its new branches, as well as increases in occupancy expenses, equipment expenses and other expenses generally attributable to the Company's growth. Of this increase, employment costs increased $510 thousand, or 14.7%, and reflected increases in the average number of employees from 116 full-time equivalents for the nine months ended September 30, 1996 compared to an average of 123 full-time equivalents for the nine months ended September 30, 1997, as well as merit and cost of living adjustments. The actual number of full-time equivalent employees was 126 at September 30, 1996 and 125 at September 30, 1997. The lack of staff growth is due primarily to reduced loan demand during the first nine months of 1997, as adequate staffing was in place at the beginning of 1997.

Occupancy expenses increased $89 thousand, or 8.6%, for the first nine months of 1997 compared to the same period in 1996. The increase was attributable primarily to increased lease expense of $43 thousand, increased leasehold depreciation expenses of $6 thousand, increased maintenance and utilities expenses of $41 thousand, and was offset by reduced other occupancy expenses of $1 thousand. These increases were due to two newly opened branch offices as well as normal annual lease increases on other office facilities, and increased leasehold depreciation due to the new facilities.

Furniture and equipment expenses increased $145 thousand, or 21.2%, for the first nine months of 1997 compared to the first nine months of 1996 due primarily to depreciation and maintenance costs on purchases of enhanced computer equipment, depreciation on replacements of other furniture and equipment, as well as depreciation and maintenance costs associated with the new facilities.

Other expenses increased $256 thousand, or 11.9%, for the first nine months of 1997 compared to the first nine months of 1996. The increase was attributable to increased other expenses resulting from the continued growth of the Company, as costs of supplies, communications, advertising, shareholder relations, insurance, professional fees and miscellaneous other expenses increased. In addition, FDIC insurance increased by $55 thousand to $57 thousand as the asset growth of the Company outpaced the capital growth at the end of the first quarter of 1997. Exercised warrants and internally generated net income as of September 30, 1997, again place the Company in the "well-capitalized" classification for FDIC insurance purposes, thus reducing this expense in future periods.

INCOME TAX EXPENSE

The Company recognized an income tax provision, which includes both Federal and State taxes, of $1.3 million for the nine months ended September 30, 1997, for an effective income tax rate of 33.1%. This compared to $805 thousand, for an effective income tax rate of 33.6% for the same period in 1996.

      RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
             COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

NET INCOME

The Company earned $1.0 million, or $0.42 net income per share on a primary basis and $0.41 on a fully diluted basis for the quarter ended September 30, 1997 compared to $418 thousand, or $0.20 on a primary basis and $0.19 on a fully diluted basis for the quarter ended September 30, 1996, an increase of $628 thousand, or 150.2%. The increase in net income was primarily due to a $727 thousand, or 20.4% increase in net interest income and a reduction in provision for loan losses of $618 thousand; and was offset by a reduction in non-interest income of $29 thousand, or 10.5%; higher non-interest expenses which increased $417 thousand, or 16.7%; and increased income taxes of $271 thousand, or 106.3%.

NET INTEREST INCOME

Net interest income for the third quarter of 1997, on a "FTE" basis, increased $786 thousand, or 22.0%, compared to the third quarter of 1996. This increase in net interest income resulted primarily from a higher level of earning assets which was offset by a higher level of interest yielding liabilities, lower loan and investment securities yields, and higher yields paid on funding sources.

Although net interest income on a "FTE" basis increased $786 thousand, the net interest margin decreased from 5.29% to 4.52% as net interest income related to volume increased by $1.7 million and was offset by lower income related to yield reductions on earning assets amounting to $296 thousand and higher interest expense related to higher yields on funding sources amounting to $593 thousand. With rates generally declining as new loan and investment securities volume increased, the Company funded these assets with the higher yielding seven month "no penalty" certificate of deposit and repurchase agreements, which management has found to be the most cost effective funding sources.

Average earning assets for the third quarter of 1997 increased by $115.2 million, or 42.9%, compared to the third quarter of 1996, primarily as a result of a $62.1 million, or 29.7% increase in average loans; and a $49.2 million, or 85.3% increase in average investment securities; and further increased by a $3.9 million increase in average Federal Funds sold. Funding for the growth in loans and investment securities came from deposit growth generated by the Company's maturing branch offices and from the promotion of the seven month "no penalty" certificate of deposit, as average deposits for the quarter ended September 30, 1997 increased to $322.0 million compared to $217.4 million for the quarter ended September 30, 1996, an increase in average deposits of $104.6 million, or 48.1%.

Although average borrowings during the third quarter of 1996 amounting to $44.7 million were replaced substantially by deposit growth during the subsequent quarter, average borrowings amounted to $46.0 million during the third quarter of 1997 as the Company primarily funded investment securities purchases with $50.0 million in repurchase agreements as part of its asset/liability management program.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $50 thousand in the third quarter of 1997 compared to $668 thousand in the same period of 1996. The provision for loan losses for the third quarter of 1997 is a result of loan growth and management's assessment of economic conditions, credit quality, loan administration effectiveness and other factors that would have an impact on possible losses in the loan portfolio. Asset quality is a major corporate objective and management believes that the total allowance for loan losses is adequate to absorb potential losses in the loan portfolio.

The provision for loan losses was increased to $668 thousand for the third quarter of 1996 as a result of the acquisition of the loan participations from Regent, normal Carnegie loan growth and management's evaluation of the adequacy of the allowance for loan losses to absorb potential losses in the portfolio.

NON-INTEREST INCOME

Total non-interest income decreased $29 thousand, or 10.5%, to $247 thousand for the third quarter of 1997 compared to $276 thousand for the same quarter of 1996. The decrease is attributable to net gains on investment securities sales amounting to $82 thousand during the third quarter of 1996, compared to no security gains during the third quarter of 1997, and was offset by a $41 thousand recovery during the third quarter of 1997 on charged-off fraudulent checks.

NON-INTEREST EXPENSE

Total non-interest expense increased $417 thousand, or 16.7%, for the third quarter of 1997 compared to the same quarter in 1996. The increase is primarily due to increased employment expenses, as well as increases in occupancy expenses, equipment expenses and other expenses generally attributable to the Company's growth.

Employment costs increased $189 thousand, or 15.8%, for the third quarter of 1997 compared to the same quarter in 1996 due primarily to increased loan production staff and other support staff as well as normal merit and cost of living adjustments.

Occupancy expenses increased $14 thousand, or 3.8%, for the third quarter of 1997 compared to the third quarter of 1996. The increase is attributable primarily to increased lease expense of $5 thousand incurred for normal annual lease increases on branch facilities, an increase of $10 thousand in leasehold depreciation on these facilities, and generally consistent utilities and maintenance costs.

Furniture and equipment expenses increased $44 thousand, or 18.3%, due primarily to depreciation on purchases of new computer equipment and other furniture and equipment, which amounted to $46 thousand, and was offset by lower non-capitalized minor purchases.

Other expenses increased $170 thousand, or 24.5%, for the third quarter of 1997 compared to the third quarter of 1996. The increase was attributable to increased other expenses resulting from the continued growth of the Company, as costs of supplies, communications, advertising, insurance, professional fees and miscellaneous other expenses increased, as well as FDIC insurance which increased $34 thousand.

INCOME TAX EXPENSE

The Company recognized an income tax provision, which includes both Federal and State taxes, of $526 thousand for the third quarter of 1997, for an effective income tax rate of 33.5%. This compared to $255 thousand, for an effective income tax rate of 37.9%, for the same quarter in 1996. The lower effective income tax rate for the quarter ended September 30, 1997 was the result primarily of higher tax-exempt investment securities income which amounted to $126 thousand for the third quarter of 1997 compared to $12 thousand for the third quarter of 1996.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings -- NONE

Item 2. Changes in Securities -- NONE

Item 3. Defaults Upon Senior Securities -- NONE

Item 4. Submission of Matters to a Vote of Security Holders -- NONE

Item 5. Other Information -- NONE

        On October 6, 1997, Carnegie Bancorp announced that it had retained Janney Montgomery Scott and First Colonial Securities to evaluate and respond to an unsolicited expression of interest received from a third party relating to a possible strategic alliance with the Company, and to evaluate alternative strategies for the Company. In making the announcement, however, the Company noted that there could be no assurances that the Company will ultimately pursue a definitive transaction or, if consummated, what the terms of the transaction would be.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits -- Financial Data Schedule

        (b) Reports on Form 8-K --

        The Registrant filed a Current Report on Form 8-K dated October 22, 1997 announcing its third quarter results of operations and that on October 15, 1997 its board of directors approved a fourth quarter cash dividend of $0.14 per share.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CARNEGIE BANCORP
                                            (Registrant)


Date:  November 12, 1997                  By: /s/ RICHARD ROSA
                                              ----------------------------------
                                              Richard Rosa
                                              Senior Vice President
                                                and Chief Financial Officer