Form 10-K
period 1997-12-31
CARNEGIE BANCORP
filed 1998-03-31
CIK 915277

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                    FORM 10-K
(MARK ONE)

|X|       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

    |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO ______________

                         COMMISSION FILE NUMBER 0-24562

                                CARNEGIE BANCORP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          NEW JERSEY                                          22-3257100
  (STATE OR OTHER JURISDICTION                             (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

                    619 ALEXANDER ROAD, PRINCETON, N.J. 08540
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE 609-243-7500

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           COMMON STOCK, NO PAR VALUE
                                (TITLE OF CLASS)

                        WARRANTS TO PURCHASE COMMON STOCK
                                (TITLE OF CLASS)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE ISSUER WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES |X| NO |_|

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K. |X|

     AS OF FEBRUARY 28, 1998, THERE WERE 2,753,030 SHARES OF THE REGISTRANT'S COMMON STOCK, NO PAR VALUE PER SHARE, OUTSTANDING, AND BASED ON THE LAST REPORTED SALE PRICE OF $33.375 PER SHARE ON THE NASDAQ STOCK MARKET, THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY THOSE PERSONS DEEMED BY THE REGISTRANT TO BE NONAFFILIATES WAS APPROXIMATELY $85,335,403.

                       DOCUMENTS INCORPORATED BY REFERENCE


                                      None

                                     PART I

Item 1. Business


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

     On December 15, 1997, the Company and Sovereign Bancorp, Inc. ("Sovereign"), the parent company of Sovereign Bank, a federal savings bank, jointly announced the execution of an Agreement and Plan of Merger, dated as of December 12, 1997 (the "Merger Agreement"). Under the initial terms of the Merger Agreement, if the Sovereign Market Value (as defined below) as of the effective date of the merger is greater than or equal to $18.00 per share and less than or equal to $22.00 per share, each outstanding share of the Company's Common Stock would be converted into such number of shares of common stock, no par value, of Sovereign (the "Sovereign Common Stock") as would equal $35.50 divided by the average of the last reported sales prices of a share of Sovereign Common Stock for the 15 consecutive trading day period immediately preceding the effective date (the "Sovereign Market Value"). However, if the Sovereign Market Value as of the effective date is less than $18.00 per share, each share of the Company's Common Stock would be converted into 1.972 shares (the "Maximum Exchange Ratio") of Sovereign Common Stock and if the Sovereign Market Value as of the effective date is greater than $22.00 per share, each share of the Company's Common Stock would be converted into 1.614 shares (the "Minimum Exchange Ratio") of Sovereign Common Stock.

     The Merger Agreement also provides that the Company has the right to terminate the Merger Agreement if the Sovereign Market Value as of the Effective Date (i) is less than $14.47 per share and (ii) has declined in value since the date of the Merger Agreement by an amount which is at least 15% more than any decline in the weighted average per share prices of shares of common stock ("Peer Group Common Stock") of a peer group of nine publicly-traded savings bank holding companies, unless Sovereign elects to increase the number of shares issuable in exchange for the Company's Common Stock in order to result in a minimum price of $28.53 of Sovereign Common Stock per share of the Company's Common Stock.

     On January 23, 1998, Sovereign announced a 20% stock dividend to its shareholders. Under the terms of the Merger Agreement, as a result of the dividend, the exchange ratios and relevant Sovereign Market Values discussed above were adjusted but the value of the consideration to be received by Carnegie shareholders in the Merger was unchanged. Following Sovereign's stock dividend, if the Sovereign Market Value is greater than or equal to $15.00 per share and less than or equal to $18.33 per share, each outstanding share of the Company's Common Stock will be converted into such number of shares of Sovereign Common Stock as shall equal $35.50 divided by the Sovereign Market Value. If the Sovereign Market Value as of the effective date is less than $15.00 per share, each share of the Company's Common Stock would be converted into 2.366 shares (the "Adjusted Maximum Exchange Ratio") of Sovereign Common Stock and if the Sovereign Market Value as of the effective date is greater than $18.33 per share, each share of the Company's Common Stock would be converted into 1.937 shares (the "Adjusted Minimum Exchange Ratio") of Sovereign Common Stock.

     The effective date of the adjustment in the merger consideration to be received by the Company's shareholders is March 27, 1998 (the "ex-dividend date"). As a result of the Sovereign Stock Dividend, after March 27, 1998, Carnegie will have the right to terminate the Merger Agreement if the Sovereign Market Value as of the Effective Date (i) is less than $12.06 per share and (ii) has declined in value since the date of the Merger Agreement by an amount which is at least 15% more than any decline in the weighted average per share prices of the Peer Group Common Stock, unless Sovereign elects to increase the number of shares issuable in exchange for the Company's Common Stock in order to result in a minimum price of $28.53 of Sovereign Common Stock per share of the Company's Common Stock.

     The proposed Merger is subject to the approval of various regulatory authorities and a majority of the votes cast by holders of Common Stock at a duly convened meeting of the Company's shareholders.

     Additionally, Carnegie Bancorp's common stock purchase warrants expired on August 18, 1997. All but 1,293 were exercised prior to the expiration date which added 711,948 new shares of Common Stock and $8.8 million of new Stockholders' equity in 1997.

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

EMPLOYEES

     At December 31, 1997, the Company employed 124 full-time employees and 3 part-time employees. None of these employees is covered by a collective bargaining agreement and the Company believes that its employee relations are good.

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

     The BHCA requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of any other bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such bank's voting shares) or (iii) merge or consolidate with any other bank holding company. The FRB will not approve any acquisition, merger, or consolidation that would have a substantially anti-competitive effect, unless the anti- competitive impact of the proposed transaction is clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial resources and future prospects of the companies and the banks concerned, together with the convenience and needs of the community to be served, when reviewing acquisitions or mergers.

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

     The second major provision of the Interstate Act permits banks located in different states to merge and continue to operate as a single institution in more than one state, so long as any state involved did not opt out of the interstate bank merger provisions prior to June 1, 1997.

     A final provision of the Interstate Act permits banks located in one state to establish new branches in another state without obtaining a separate bank charter in that state, but only if the state in which the branch is located has adopted legislation specifically allowing interstate de novo branching.

     In April, 1996, the New Jersey legislature passed legislation that permits an out-of-state institution to acquire an existing branch of a New Jersey-based institution, and thereby conduct a business in New Jersey. The legislation does not permit interstate de novo branches. This Legislation is likely to enhance competition in the New Jersey marketplace as bank holding companies located outside of New Jersey become freer to acquire institutions located within the state of New Jersey.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's main offices are located at 619 Alexander Road, Princeton, New Jersey. The Company leases office space in the building.

The Company maintains eight branches, seven of which are leased and subject to renewal. The Company believes it will have no difficulty renewing each of these leases. The table set forth below provides additional information regarding these leases:

BRANCH & LOCATION
     EXPIRATION DATE OF LEASE

Main Office:
     619 Alexander Road
     Princeton, New Jersey 08540        March 31, 2015
                                                  (2 five-year renewal options)

Hamilton Township Branch Office:
     One Edinburg Road
     Mercerville, New Jersey  08619     June 30, 2001
                                                  (3 five-year renewal options)

Marlton Branch Office:
     6000 West Lincoln Drive
     Marlton, New Jersey  08053         July 16, 2001
                                                  (2 five-year renewal options)

Denville Branch Office:
     125 East Main Street
     Denville, New Jersey  07834        December 31, 2002
                                                  (3 five-year renewal options)

Montgomery Branch Office:
     One Airport Plaza
     Route 206 North
     Princeton, New Jersey  08540       August 31, 2000
                                                  (2 five-year renewal options)

Toms River Branch Office:
     910 Hooper Avenue
     Toms River, New Jersey  08753      June 30, 2005
                                                  (1 five-year renewal option)

Langhorne Branch Office:
     100 North Buckstown Drive
     Suite E-204
     Langhorne, PA  17047               January 31, 2002
                                                  (1 four-year renewal option)

Flemington Branch Office:
     171 Main Street
     Flemington, NJ  08822              Owned by Company

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for a vote of the Registrant's shareholders during the Fourth Quarter of 1997.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded over-the-counter and quoted by the National Association of Securities Dealers through the NASDAQ National Market System. The NASDAQ symbol for the Company's Common Stock is CBNJ. As of December 31, 1997, there were 660 registered holders of Common Stock.

The following table presents the sale price range and dividends per share for the eight quarters ended December 31, 1997. The high and low bid prices reflect inter-dealer quotations, without commissions, and may not necessarily represent actual transactions. The high and low bid prices and the cash dividends per share have not been adjusted for stock dividends.

                            COMMON STOCK PRICE RANGE

                                    High            Low          Dividend

1997 First Quarter                  $19.63          $17.50        $0.14

     Second Quarter                  18.75           16.50         0.14

     Third Quarter                   27.50           18.25         0.14

     Fourth Quarter                  35.00           23.38         0.14


1996 First Quarter                  $18.00          $15.75         $.12

     Second Quarter                  16.25           14.25          .12

     Third Quarter                   17.13           15.00          .12

     Fourth Quarter                  20.13           16.75          .13

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

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth at and for each of the five years presented below, except for the "Performance Ratios", "Net charge-offs (recoveries) to average loans" and "Leverage capital", are derived from the audited consolidated financial statements of the Company. The selected consolidated financial information should be read in conjunction with the consolidated financial statements of the Company and the accompanying notes thereto, which are presented elsewhere herein.


                                                                               YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------------------------------
                                                     1997             1996             1995             1994             1993
                                                  ---------        ---------        ---------        ---------        ---------
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Interest income ...............................   $  32,414        $  24,464        $  18,706        $  13,555        $   9,877
Interest expense ..............................      16,037           10,884            8,464            5,149            3,639
                                                  ---------        ---------        ---------        ---------        ---------
Net interest income ...........................      16,377           13,580           10,242            8,406            6,238
Provision for loan losses .....................         446            1,609              369              650              429
                                                  ---------        ---------        ---------        ---------        ---------
Net interest income after provision for
    loan losses ...............................      15,931           11,971            9,873            7,756            5,809
Non-interest income ...........................       1,034            1,360              744              495              471
Non-interest expense ..........................      11,482           10,054            7,724            6,056            4,696
                                                  ---------        ---------        ---------        ---------        ---------
Income before income taxes ....................       5,483            3,277            2,893            2,195            1,584
Income tax expense ............................       1,858            1,133              765              656              520
                                                  ---------        ---------        ---------        ---------        ---------
Net income ....................................   $   3,625        $   2,144        $   2,128        $   1,539        $   1,064
                                                  =========        =========        =========        =========        =========

PER SHARE DATA:
Net income - basic ............................   $    1.55        $    1.10        $    1.11        $    1.11        $    0.98
           - diluted ..........................        1.42             1.00             1.08             1.11             0.98
Cash dividends (1)  ...........................        0.56             0.49             0.48             0.40             0.32
Book value ....................................       12.80            11.65            11.27             9.56             9.90
Weighted average shares outstanding:
                          - basic .............   2,336,058        1,943,760        1,925,158        1,381,622        1,090,680
                          - diluted ...........   2,544,075        2,141,255        1,964,590        1,381,622        1,090,680

BALANCE SHEET DATA:
Total assets ..................................   $ 431,886        $ 343,357        $ 250,562        $ 195,654        $ 154,363
Federal funds sold ............................       1,725             --               --               --              2,350
Loans, net ....................................     284,789          263,797          162,587          138,897          116,266
Investment securities .........................     121,471           53,374           70,577           44,920           28,728
Deposits ......................................     332,897          302,562          210,201          176,789          143,178
Stockholders' equity ..........................      35,224           23,742           21,794           18,056           10,798
Average equity to average total assets ........        7.39%            7.75%            8.84%            7.67%            7.10%

PERFORMANCE RATIOS:
Return on average assets ......................        0.94%            0.75%            0.95%            0.87%            0.81%
Return on average stockholders' equity ........       12.69%            9.68%           10.72%           11.39%           11.38%
Net interest margin (2) .......................        4.50%            5.11%            5.02%            5.16%            5.08%
Ratio of earnings to fixed charges (3)  .......        1.34             1.29             1.33             1.42             1.42

ASSET QUALITY RATIOS:
Allowance for loan losses to total loans ......        1.03%            1.00%            1.07%            1.00%            0.84%
Allowance for loan losses to non-accrual
    loans .....................................       68.19%           79.74%           43.56%           67.80%           30.44%
Non-performing loans to total loans ...........        1.51%            1.25%            2.45%            1.47%            2.75%
Non-performing assets to total assets .........        1.12%            1.11%            1.61%            1.06%            2.09%
Net charge-offs (recoveries) to average
    loans .....................................        0.06%            0.34%            0.01%            0.19%            0.28%

LIQUIDITY AND CAPITAL RATIOS:
Dividend payout ...............................       36.09%           44.42%           43.42%           35.91%           32.80%
Loans to deposits .............................       86.44%           88.07%           78.18%           79.36%           81.89%
Tier I risk-based capital .....................       11.81%            8.81%           12.04%           14.06%            9.61%
Total risk-based capital ......................       12.80%            9.79%           13.03%           15.06%           10.48%
Leverage capital ..............................        8.36%            7.20%            8.87%           10.47%            8.20%

----------

(1)  Cash dividends per share have not been restated for stock dividends.

(2)  Yields  on   tax-exempt   obligations   have  been   computed  on  a  fully
     tax-equivalent basis, assuming a Federal income tax rate of 34%.

(3) The ratio of earnings to fixed charges is calculated by dividing income from continuing operations before fixed charges and income taxes ("earnings") by fixed charges. Fixed charges consist of interest expense and that portion of rental expense that the Company believes to be representative of interest.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company analyzes the major elements of its consolidated balance sheets and statements of income. This section should be read in conjunction with the Company's consolidated financial statements and accompanying notes, included herein.

OVERVIEW AND STRATEGY

On December 15, 1997, the Company and Sovereign Bancorp, Inc., the parent company of Sovereign Bank, jointly announced the execution of a definitive agreement for Sovereign to acquire the Company. The terms of the agreement call for Sovereign to exchange $35.50 in Sovereign common stock for each outstanding share of the Company's Common Stock.

The December 15, 1997 announcement indicated the price would stay fixed at $35.50 per the Company's share if Sovereign's average stock price remained between $18.00 and $22.00 per share during the 15-day period prior to the closing of the transaction. If the average price of Sovereign's stock dropped to $18.00 per share or below during the pricing period prior to closing, the Company's shareholders would receive a fixed rate of 1.972 shares (the "Maximum Exchange Ratio") of Sovereign common stock for each share of the Company's Common Stock. Conversely, if Sovereign's average stock price is $22.00 per share or higher, the Company's shareholders would receive a fixed rate of 1.614 shares (the "Minimum Exchange Ratio") of Sovereign common stock for each share of the Company's Common Stock. The Company has the right to terminate the agreement if the average stock price of Sovereign during the 15-day pricing period falls below $14.47 and Sovereign's decline in value is 15% greater than the percentage decline of a group of similar financial institutions, subject to Sovereign's right to increase the exchange ratio in order to result in a minimum price of $28.53 in Sovereign common stock.

On January 23, 1998, Sovereign announced a 20% stock dividend to its shareholders. This stock dividend will not affect the value that the Company's shareholders will receive as a result of this acquisition; although the exchange ratio will be adjusted accordingly. Because of Sovereign's stock dividend, the $18.00 price adjusts to $15.00 per share (equivalent to 2.366 shares of Sovereign for each Company share) and the $22.00 price adjusts to $18.33 per share (equivalent to 1.937 shares of Sovereign for each Company share). If the average price of Sovereign's stock drops to $15.00 per share or below during the pricing period prior to closing, the Company's shareholders would receive a fixed rate of 2.366 shares (the "Maximum Exchange Ratio") of Sovereign common stock for each share of Company Common Stock. Conversely, if Sovereign's average stock price is $18.33 per share or higher, the Company's shareholders would receive a fixed rate of 1.937 shares (the "Minimum Exchange Ratio") of Sovereign common stock for each share of Company Common Stock. The effective date for the adjustment is March 27, 1998 (the ex-dividend date). After March 27, 1998, the Company will have the right to terminate the agreement if the average stock price of Sovereign during the 15-day pricing period falls below $12.06 and Sovereign's decline in value is 15% greater than the percentage decline of a group of similar financial institutions, subject to Sovereign's right to increase the exchange ratio in order to result in a minimum price of $28.53 in Sovereign common stock. The merger is subject to the approval of various regulatory agencies and the Company's shareholders. It is anticipated that the transaction will close in the second quarter of 1998, and will be accounted for as a pooling of interests.

Since Carnegie Bank commenced operations in April, 1988, the Company has increased its asset base at a rapid pace. The Company's assets have grown from $119.5 million at December 31, 1992 to $431.9 million at December 31, 1997, a five year compound annual growth rate of 29.3%. This growth has come both through the Company's success in penetrating its original market in the Princeton, New Jersey area, and through expansion into other market areas in New Jersey and Pennsylvania. Although the Company's emphasis has been on growth, the Company became profitable in its second quarter of operations, and its net income was $3.6 million for the year ended December 31, 1997, a 69% increase over net income for 1996. As a result of the Company's success in continuing growth while maintaining profitability, and in order to provide the stockholders with a return on their investment, the Company began paying cash dividends in the first quarter of 1992, and has continued to pay cash dividends in every quarter since the first quarter of 1992. The dividend per share for 1997 and 1996 was $.56 and $.49, respectively.

The new branch offices opened in Toms River, New Jersey in November 1995, Montgomery, New Jersey in January 1996, Langhorne, Pennsylvania in May 1996, and Flemington, New Jersey in August 1996 all came into profitability in 1997. That profitability, together with the benefit of the full year effect on income of the strong 1996 loan growth, made 1997 a year in which net income experienced a dramatic year over year improvement. Also of note, in January 1997, the Company and Regent Bancshares Corp. ("Regent") mutually agreed to terminate their proposed merger due to the significant delays which had been experienced. In connection with the termination of the proposed merger, and pursuant to the terms of the Merger Agreement, Regent paid the Company the sum of $722 thousand in reimbursement for expenses incurred by the Company in connection with the merger. The termination of the merger therefore did not affect the Company's results of operation for 1996.

--------------------------------------------------------------------------------

NET INCOME

The Company earned $3.6 million, or $1.55 per share, on a basic earnings per share basis, and $1.42 per share on a diluted earnings per share basis for the year ended December 31, 1997 compared to $2.1 million, or $1.10 per share on a basic earnings per share basis and $1.00 per share on a diluted earnings per share basis for the year ended December 31, 1996. Net income for the year ended December 31, 1995 was $2.1 million or $1.11 per share, on a basic earnings per share basis, and $1.08 per share on a diluted earnings per share basis. Net interest income for 1997 increased $2.8 million or 20.6% to $16.4 million compared to $13.6 million for 1996. Net interest income for 1995 was $10.2 million. The provision for loan losses for 1997 was $446 thousand compared to $1.6 million for 1996, a decline of $1.2 million or 75.0%. The provision for 1995 was $369 thousand. The reduced provision in 1997 compared to 1996, reflected slower loan growth and fewer loans charged off in 1997. Loan growth in 1997, year end to year end, totaled $21.3 million, compared to loan growth for 1996 of $102.1 million, and $24.0 million in 1995. Loans charged off in 1997 totaled $216 thousand compared to $708 thousand in 1996, and $67 thousand in 1995. Net interest income after the provision was $15.9 million for 1997, an increase of $3.9 million or 32.5%, compared to $12.0 million for 1996 and $9.9 million for 1995. Non-interest income was $1.0 million in 1997 compared to $1.4 million for 1996 and $744 thousand for 1995. The $326 thousand or 24.0% decline in non-interest income in 1997, compared to 1996, reflects a decline in the gains on the sale of other real-estate owned of $228 thousand, and a decline in the net gains on securities transactions of $261 thousand offset by an increase in service fees on deposits of $34 thousand, and an increase in other fees and commissions of $129 thousand. Total non-interest expense was $11.5 million in 1997, compared to $10.1 million in 1996, and $7.7 million in 1995. The increase in non-interest expenses in 1997 was due primarily to the full year effect of the three new branch offices opened during 1996.

For 1996, net interest income increased $3.3 million or 32.4%, due primarily to loan growth, which was partially offset by an increase in non-interest expenses of $2.3 million. Most of the increase in non-interest expense, in 1996, was attributable to the three new branch offices opened in 1996, and the one new branch office opened in November 1995. Additionally, the provision for loan losses increased $1.2 million, primarily due to loan growth including the purchase of $32.8 million in loan participations from Regent National Bank, and due to loans charged off totaling $708 thousand in 1996, compared to only $67 thousand in 1995. That additional expense was partially offset by net gains on the sale of securities and other real estate owned of $599 thousand.

The weighted average number of shares outstanding, for the basic earnings per share calculation and the diluted earnings per share calculation, was substantially higher in 1997 at 2.3 million and 2.5 million, respectively, compared to 1.9 million and 2.1 million, respectively in 1996. The 1997 increase occurred because 712 thousand warrants and options were exercised, primarily during the third quarter of 1997, which substantially increased the average number of shares outstanding for the year. The decline in net income per share in 1996 was the result of the increase in the Company's average shares outstanding due to the exercise of stock purchase warrants and stock options, totaling 39.8 thousand shares, and 82.6 thousand new shares issued because of the Company's 5% stock dividend in 1996. For 1995, the weighted average number of shares outstanding, for the basic earnings per share calculation and the diluted earnings per share calculation, was 1.9 million and 2.0 million, respectively.

--------------------------------------------------------------------------------

AVERAGE BALANCES AND NET INTEREST INCOME

Net interest income, the primary source of the Company's earnings, is the difference between interest and fees earned on loans and other interest-earning assets, and interest paid on deposits and other interest-bearing liabilities. Interest-earning assets include loans to businesses and individuals, investment securities, interest-earning deposits with other banks, and Federal funds sold in the inter-bank market. Interest-bearing liabilities are comprised primarily of interest-bearing demand accounts, savings accounts, money market accounts, time deposits and borrowed funds. Funds attracted by interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends upon the volume and mix of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

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

                                                Twelve Months Ended December 31,
                                               ---------------------------------
                                                 1997         1996         1995
                                               -------      -------      -------
Income per consolidated statements of
  income ...................................   $32,414      $24,464      $18,706
Tax equivalent basis adjustment:
  Loans ....................................        34           17            0
  Investment securities ....................       231          197          499
                                               -------      -------      -------
Interest income adjusted to fully tax-
  equivalent basis .........................    32,679       24,678       19,205
Interest expense ...........................    16,037       10,884        8,464
                                               -------      -------      -------
Net interest income adjusted to fully tax-
  equivalent basis .........................   $16,642      $13,794      $10,741
                                               =======      =======      =======

The following tables titled "Consolidated Average Balance Sheet with Resultant Interest and Average Rates" and "Analysis of Changes in Consolidated Net Interest Income" present by category the major factors that contributed to the changes in net interest income for the year 1997 compared to the year 1996 and the year 1996 compared to the same period for 1995.

   CONSOLIDATED AVERAGE BALANCE SHEET
WITH RESULTANT INTEREST AND AVERAGE RATES


                                                         1997                         1996                         1995
                                             ----------------------------  ---------------------------  ---------------------------
                                                       Interest                     Interest                     Interest
                                             Average   Income/    Average   Average  Income/   Average   Average  Income/   Average
                                             Balance   Expense     Rate     Balance  Expense    Rate     Balance  Expense     Rate
                                             --------  --------  --------  -------- --------  --------  -------- --------  --------
ASSETS
--------------------------------------------
Earning Assets:
  Federal Funds Sold ....................... $  5,250  $    284      5.41% $  1,989 $    106      5.33% $  8,040 $    475      5.91%
  Investment Securities:
    Securities available for sale:
      U. S. Gov't & Mtge-backed
        Securities .........................   32,950     2,151      6.53%   30,488    2,048      6.72%   37,146    2,384      6.42%
      State & Political Subdivisions (1) ...    7,638       680      8.91%    7,432      580      7.80%        0        0      0.00%
      Other Securities .....................    8,527       556      6.52%    6,038      378      6.26%    2,462      151      6.13%
                                             --------  --------  --------  -------- --------  --------  -------- --------  --------
                                               49,115     3,387      6.90%   43,958    3,006      6.84%   39,608    2,535      6.40%

    Securities held to maturity:
      U. S. Gov't & Mtge-backed
        Securities .........................   43,404     3,121      7.19%   18,524    1,324      7.15%        0        0      0.00%
      State & Political
        Subdivisions (1) ...................        0         0      0.00%        0        0      0.00%   18,531    1,468      7.92%
                                             --------  --------  --------  -------- --------  --------  -------- --------  --------
                                               43,404     3,121      7.19%   18,524    1,324      7.15%   18,531    1,468      7.92%

         Total Investment Securities .......   92,519     6,508      7.03%   62,482    4,330      6.93%   58,139    4,003      6.89%
                                             --------  --------  --------  -------- --------  --------  -------- --------  --------

    Loans:(2)(3)
      Comm'l Loans & Comm'l Mtgs ...........  235,361    22,666      9.63%  174,154   17,482     10.04%  119,618   12,248     10.24%
      Residential Mortgages ................   24,711     2,096      8.48%   22,239    1,911      8.59%   25,243    2,189      8.67%
      Installment Loans ....................   12,303     1,125      9.14%    9,114      849      9.32%    2,924      290      9.92%
                                             --------  --------  --------  -------- --------  --------  -------- --------  --------
         Total Loans .......................  272,375    25,887      9.50%  205,507   20,242      9.85%  147,785   14,727      9.97%
                                             --------  --------  --------  -------- --------  --------  -------- --------  --------

      Total Earning Assets .................  370,144    32,679      8.83%  269,978   24,678      9.14%  213,964   19,205      8.98%

Non-Interest Earning Assets:
  Loan Loss Reserve ........................   (2,855)                       (2,079)                      (1,562)
  Held For Sale Securities Valuation .......     (164)                         (140)                      (1,275)
  All Other Assets .........................   19,439                        18,051                       13,533
                                             --------                      --------                     --------

      Total Assets ......................... $386,564                      $285,810                     $224,660
                                             ========                      ========                     ========

LIABILITIES & EQUITY
--------------------------------------------
Interest-Bearing Liabilities:
  Savings and Money Market Accounts ........ $157,538     7,301      4.63% $ 88,998    3,519      3.95% $ 79,988    3,096      3.87%
  Time Deposits ............................  115,350     6,507      5.64%  102,450    5,576      5.44%   86,803    5,071      5.84%
  Short-term borrowings ....................   19,573     1,159      5.92%   20,804    1,160      5.58%    4,906      297      6.05%
  Long-term debt ...........................   17,302     1,070      6.18%   10,075      629      6.24%        0        0      0.00%
                                             --------  --------  --------  -------- --------  --------  -------- --------  --------

      Total Interest-Bearing
        Liabilities ........................  309,763    16,037      5.18%  222,327   10,884      4.90%  171,697    8,464      4.93%

  Demand Deposits ..........................   46,133                        40,684                       32,287
  Other Liabilities ........................    2,099                           640                          826
  Shareholders' Equity .....................   28,569                        22,159                       19,850
                                             --------                      --------                     --------

      Total Liabilities & Equity ........... $386,564                      $285,810                     $224,660
                                             ========                      ========                     ========


NET INTEREST INCOME (FULLY
  TAXABLE BASIS) ...........................           $ 16,642                     $ 13,794                     $ 10,741
                                                       ========                     ========                     ========

NET INTEREST MARGIN (FULLY
  TAXABLE BASIS) ...........................                         4.50%                        5.11%                        5.02%
                                                                 ========                     ========                     ========

EQUITY TO ASSETS RATIO .....................                         7.39%                        7.75%                        8.84%
                                                                 ========                     ========                     ========

(1) The tax-equivalent basis adjustment was computed based on a Federal income tax rate of 34%.

(2)  Includes nonperforming loans.

(3)  Included in interest income are loan fees.

--------------------------------------------------------------------------------

The following table presents by category the major factors that contributed to the changes in net interest income for each of the years ended December 31, 1997 and 1996, as compared to each respective previous period. Amounts have been computed on a fully tax-equivalent basis, assuming a Federal income tax rate of 34%.

ANALYSIS OF CHANGES IN CONSOLIDATED


NET INTEREST INCOME

                                                            1997 COMPARED TO 1996                      1996 COMPARED TO 1995
                                                   --------------------------------------    --------------------------------------
                                                             Increase (Decrease)                       Increase (Decrease)
                                                                   Due to                                     Due to
                                                             ------------------                        -------------------
                                                      Volume        Rate           Net         Volume         Rate           Net
                                                   ----------    ----------    ----------    ----------    ----------    ----------
                                                                                (Dollars in thousands)
Interest Earned On:
  Federal Funds Sold ...........................   $      174    $        4    $      178    ($     357)   ($      12)   ($     369)
  Investment Securities:
    Securities available for sale:
      U. S. Government & Agencies ..............          165           (62)          103          (427)           91          (336)
      State & Political Subdivisions ...........           16            84           100           580             0           580
      Other Securities .........................          156            22           178           219             8           227
                                                   ----------    ----------    ----------    ----------    ----------    ----------
                                                          337            44           381           372            99           471

    Securities held to maturity:
      U. S. Gov't & Mtge-backed Securities .....        1,778            19         1,797         1,324             0         1,324
      State & Political Subdivisions (1) .......            0             0             0        (1,468)            0        (1,468)
                                                   ----------    ----------    ----------    ----------    ----------    ----------
                                                        1,778            19         1,797          (144)            0          (144)

          Total Investment Securities ..........        2,115            63         2,178           228            99           327
                                                   ----------    ----------    ----------    ----------    ----------    ----------

  Loans:
      Comm'l Loans & Comm'l Mtgs ...............        6,144          (960)        5,184         5,584          (350)        5,234
      Residential Mortgages ....................          212           (27)          185          (260)          (18)         (278)
      Installment Loans ........................          297           (21)          276           614           (55)          559
                                                   ----------    ----------    ----------    ----------    ----------    ----------
          Total Loans ..........................        6,653        (1,008)        5,645         5,938          (423)        5,515
                                                   ----------    ----------    ----------    ----------    ----------    ----------

     Total Interest Income .....................        8,942          (941)        8,001         5,809          (336)        5,473
                                                   ----------    ----------    ----------    ----------    ----------    ----------

Interest Paid On:
  Savings and Money Market Accounts ............        2,710         1,072         3,782           349            74           423
  Time Deposits ................................          702           229           931           914          (409)          505
  Short-term borrowings ........................          (69)           68            (1)          962           (99)          863
  Long-term debt ...............................          451           (10)          441           629             0           629
                                                   ----------    ----------    ----------    ----------    ----------    ----------

    Total Interest Expense .....................        3,794         1,359         5,153         2,854          (434)        2,420
                                                   ----------    ----------    ----------    ----------    ----------    ----------

    Net Interest Income ........................   $    5,148    ($   2,300)   $    2,848    $    2,955    $       98    $    3,053
                                                   ==========    ==========    ==========    ==========    ==========    ==========

Interest income on a fully tax-equivalent ("FTE") basis, which adjusts for the tax-exempt status of income earned on certain investments to express such income as if it were taxable, increased $8.0 million, or 32.4%, to $32.7 million for 1997 compared to $24.7 million for 1996, and $19.2 million for 1995. The improvement in interest income in 1997 was primarily due to volume increases in the average loan portfolio. The average balance of the loan portfolio grew $66.9 million or 32.5% to $272.4 million compared to $205.5 million for 1996, and $147.8 million for 1995. That volume increase added $6.6 million to interest income in 1997, which was partially offset by a $1.0 million decrease in interest income due to rate declines in the loan portfolio from 9.85% in 1996 to 9.50% in 1997. The average balance of the investment portfolio increased $30.0 million or 48.0% to $92.5 million compared to the average balance of $62.5 million in 1996, and $58.1 million in 1995. That volume increase in investments added $2.1 million to interest income in 1997. The rate increase in the investment portfolio of 10 basis points, from 6.93% in 1996 to 7.03% in 1997, added another $63.0 thousand to interest income.

Interest expense increased $5.1 million, or 46.8%, to $16.0 million for 1997 compared to $10.9 million for 1996, and $8.5 million for 1995. Interest bearing liabilities increased from $222.3 million in 1996 to $309.8 million in 1997, an increase of $87.5 million or 39.4%, which added $3.8 million to interest expense. Rate increases from 4.90% in 1996 to 5.18% in 1997 added another $1.4 million to interest expense. Overall, interest expense increased $5.2 million in 1997 compared to a $2.4 million dollar increase in 1996.

Net interest income for 1997 increased $2.8 million or 20.3% to $16.6 million compared to $13.8 million for 1996, and $10.7 million for 1995. Volume increases accounted for $5.1 million of the increase in net interest income, partially offset by a $2.3 million decrease due to rate changes. Net interest income for 1996 increased $3.1 million or 29.0% to $13.8 million. Volume increases accounted for $3.0 million of the increase in net interest income, and rate changes accounted for another $98 thousand increase.

Interest income on a fully tax-equivalent ("FTE") basis, increased $5.5 million, or 28.6%, to $24.7 million for 1996 compared to $19.2 million for 1995. The improvement in interest income was primarily due to volume increases in the loan portfolio as the Bank benefited from strong loan demand and the purchase of $32.8 million of loan participations from Regent National Bank during the last two quarters of 1996, which produced a volume related increase in interest income on loans of $5.9 million.

Interest expense for the year ended December 31, 1996 increased by $2.4 million, or 28.2%, to $10.9 million from $8.5 million for the year ended December 31, 1995. The increase in interest expense was due primarily to volume increases in savings and money market accounts, time deposits and borrowed funds accounting for $349 thousand, $914 thousand, and $1.6 million, respectively of the volume related increase in interest expense. These volume related increases were partially offset by rate decreases in time deposits and borrowed funds which accounted for a $409 thousand and $99 thousand decrease in interest expense. Rate increases in savings and money market accounts increased interest expense by $74 thousand. Volume increases are the result of pricing decisions made by management in response to the need for a cost effective source of funds, primarily to provide for loan growth.

The Company's net interest margin, which measures net interest income as a percentage of average earning assets, was 4.50%, 5.11%, and 5.02% for the years ended December 31, 1997, 1996 and 1995, respectively, due to the combination of factors mentioned above.

--------------------------------------------------------------------------------

NON-INTEREST INCOME

The Company's non-interest income consists of service fees on deposits, other fees and commissions, gains on the sale of other real estate owned, investment securities gains and investment securities losses.

Total non-interest income was $1.0 million for 1997 compared to $1.4 million for 1996, and $744 thousand for 1995, a decrease of $326 thousand or 24.0% in 1997, and an increase of $616 or 82.8% for 1996. During 1997, service fees on deposits increased $34 thousand to $456 thousand, compared to $422 thousand in 1996, and $433 thousand in 1995. Other fees and commissions increased $129 thousand or 38.1% to $468 thousand, from $339 thousand in 1996, and $311 thousand in 1995. The 1997 increase in service fees on deposits and other fees and commissions reflect the increase in deposit and loan balances, primarily as a result of the branch expansion that occurred in late 1995 and during 1996. Gains on the sale of other real estate owned declined $228 thousand or 77.5% to $66 thousand in
1997, compared to $294 thousand in 1996, and none in 1995. In 1997, available-for-sale securities were sold in the ordinary course of business to take advantage of opportunities to restructure the portfolio, to shorten maturities or improve income, as well as to fund loan growth. Net security gains, on these investment transactions declined $261 thousand or 85.6% to $44 thousand, compared to $305 thousand in 1996, and none in 1995.

Service fees on deposits decreased by $11 thousand in 1996 compared to 1995. Although the average balance of deposits increased by $33.0 million or 16.6% in 1996, the Company experienced a decline in overdraft fee income in comparison to 1995 which accounted for the decline in deposit fee income. The decrease was offset by a $28 thousand increase in other fees and commissions. Other fees and commissions increased as a result of the Company's continued branch expansion. The Company realized a $294 thousand gain on the sale of other real estate owned, compared to none in 1995. In 1996, available-for-sale securities were sold in the ordinary course of business to take advantage of opportunities to restructure the portfolio, to shorten maturities or improve income, as well as to fund loan growth. Those 1996 sales resulted in net security gains of $305 thousand, compared to none in 1995.

--------------------------------------------------------------------------------

NON-INTEREST EXPENSE

For the year ended December 31, 1997, total non-interest expenses increased $1.4 million, or 13.9%, to $11.5 million for 1997, compared to $10.1 million for 1996, and $7.7 million for 1995. Of this $1.4 million increase in 1997, $583 thousand was attributable to salaries and benefits, and $297 thousand was due to increases in occupancy expenses and furniture and equipment expenses. These increases were primarily due to the full year effect on expenses of the three new branch offices opened during 1996, the Company's continued growth, as well as merit and cost of living salary and wage adjustments. At December 31, 1997, the Company had 126 full-time equivalent employees compared to 118 as of December 31, 1996, and 109 full-time equivalent employees at December 31, 1995. "Other" non-interest expenses increased $548 thousand or 18.3%, to $3.5 million for 1997, compared to $3.0 million for 1996, and $2.7 million for 1995. The increase in 1997 was due to professional fees increasing by $166 thousand, primarily due to merger related expenses, correspondent bank fees, and messenger fees, and system fees increasing by $55 thousand due to the Company's growth. FDIC insurance expenses increased by $92 thousand, in 1997, when the Bank's capital ratios temporarily dropped to "adequately capitalized" from the "well capitalized" level prior to most of the Company's warrants being exercised in August 1997. Additionally, advertising expenses for deposits increased $159 thousand in 1997, and Other Real Estate (ORE) expenses increased $61 thousand compared to 1996, as well as miscellaneous other expense increases totaling $15 thousand.

Salaries and wages increased $1.1 million, or 42.6%, to $3.8 million in 1996 compared to $2.7 million for 1995. Employee benefits increased $166 thousand, or 24.0%, to $858 thousand in 1996 compared to $692 thousand for 1995. These increases were primarily the result of opening four new branch offices in Toms River, New Jersey in November 1995, Montgomery, New Jersey in January 1996, Langhorne, Pennsylvania in May 1996, and Flemington, New Jersey in August 1996. Occupancy expenses increased $442 thousand, or 43.2%, to $1.5 million in 1996 compared to $1.0 million in 1995, due primarily to increased lease expenses incurred as a result of the full year effect during 1996 of the relocated and larger corporate headquarters opened in April 1995, plus the additional lease expenses incurred because of the branch openings noted above. Furniture and equipment expenses increased $332 thousand, or 56.9%, due primarily to depreciation on purchases of additional furniture and computer equipment for the new office locations.

During 1996, "Other" expenses increased by $247 thousand, or 9%, to $3.0 million, compared to $2.7 million for 1995. This increase was due to the continued growth of the Company's deposit base, which resulted in increased supplies, communications and professional expenses partially offset by a reduction in FDIC insurance premiums. FDIC insurance premiums decreased by $233 thousand to $2 thousand for 1996 from $235 thousand for 1995, although the Company's deposit base increased by 43.9% comparing year end 1996 to year end 1995. This decrease in FDIC insurance premiums was due to the recapitalization of the FDIC's Bank Insurance Fund and the subsequent reduction in insurance premium rates.

--------------------------------------------------------------------------------

INCOME TAX EXPENSE

The income tax provision, which includes both Federal and state taxes, for the years ended December 31, 1997, 1996 and 1995 was $1.9 million, $1.1 million, and $765 thousand, respectively.

The increase in 1997 total tax expense was primarily the result of an increase in operating income, and an increase in tax-exempt investment securities income. The increase in 1996 total tax expense was primarily the result of an increase in operating income, and a decrease in tax-exempt investment securities income.

--------------------------------------------------------------------------------

RETURN ON AVERAGE EQUITY AND AVERAGE ASSETS

Two industry measures of the performance by a banking institution are its return on average assets and return on average equity. Return on average assets ("ROA") measures net income in relation to total average assets and indicates a Company's ability to employ its resources profitably. For 1997, the Company's ROA was 0.94%, compared to 0.75% in 1996, and 0.95% in 1995. Return on average equity ("ROE") is determined by dividing annual net income by average stockholders' equity and indicates how effectively a company can generate net income on the capital invested by its stockholders. ROE increased to 12.69% in 1997, from 9.68% in 1996 and 10.72% in 1995. The increase in the Company's ROA for 1997 was the result of its four new branch offices, one opened in late 1995 and three throughout 1996, coming into profitability during 1997. Also contributing to ROA, was the significant loan growth that occurred during 1996, the full year effect of which was realized during 1997. The increase in ROE was also the result of the new branches reaching profitability in 1997, the realization of the full year benefit of the loan growth that occurred during 1996, and the decreased ratio of average equity to average total assets for 1997, compared to 1996, as the growth in assets outpaced the growth in equity for most of 1997, until the majority of the Company's warrants were exercised in August 1997 bringing in $8.8 million in new equity. The Company immediately put some of that new capital "to work" by utilizing a leverage strategy in its investment portfolio, whereby approximately $52 million of mortgage-backed securities were purchased using borrowed funds.

For 1996, the Company's ROA was 0.75%, compared to 0.95% in 1995. ROE decreased from 10.7% in 1995 to 9.68% in 1996. This decline in the Company's ROA and ROE was primarily the result of branch expansion and loan growth which occurred in the second half of 1996. New branch offices were opened November 1995 in Toms River, New Jersey, January 1996 in Montgomery, New Jersey, May 1996 in Langhorne, Pennsylvania, and August 1996 in Flemington, New Jersey. These new startup branches operated at a loss during 1996. Additionally, in mid September and early October 1996, the Company purchased $32.8 million in loan participations from Regent National Bank. Internal loan growth during the second half of 1996 was also strong, growing $36.3 million. Provisions were made for these new loans in accordance with the Company's loan loss policy; however, the full year effect of the interest income was not realized until 1997.

LOAN PORTFOLIO

The Company's target markets for its commercial and consumer loans are small businesses, professionals and high net worth individuals in the market areas surrounding the Company's branches. Senior loan officers are intimately involved in the loan approval process, and in helping meet the financing needs of customers.

The Company's loan portfolio consists of commercial mortgage loans, commercial and financial loans, residential mortgage loans and real estate construction loans. In addition, the Company makes a small number of consumer installment loans as an accommodation to its customers.

The Company's net loans at December 31, 1997 totaled $284.8 million, an increase of $21.0 million, or 8.0%, compared to net loans at December 31, 1996 of $263.8 million. The increase in the portfolio was concentrated in commercial and financial loans and commercial mortgage loans, and is attributed to greater penetration of the marketplace and an improvement in the general economic environment in New Jersey. On January 14, 1997, the Company purchased Regent's remaining interest in these loans, a then current principal balance of $32.9 million, with servicing released.

Commercial and financial loans increased to $85.7 million, an increase of $5.8 million, or 7.3%, over the December 31, 1996 balance of $79.9 million. Commercial and financial loans are primarily made to small businesses and professionals for working capital purposes with maturities generally between one and seven years. The majority of these loans are collateralized by real estate consisting of single family residential properties and further secured by personal guarantees. The Company generally requires that there be a loan to value ratio not exceeding 80% on these loans. The Company also reviews borrowers' cash flows in analyzing loan applications. Risks inherent in these loans include risks that a borrower's cash flow generated from its business may not be sufficient to repay the loans, either because of general economic downturns, downturns specific to the borrower's business or interest rate changes which cause deterioration in a borrower's cash flow as well as risks associated with the collateral securing the loans, such as possible deterioration in value of the collateral or environmental contamination of the collateral.

Commercial mortgages totaled $152.5 million at December 31, 1997 versus $133.9 million at December 31, 1996, an increase of $18.6 million, or 13.9%. Commercial mortgage loans are granted to professionals such as doctors, lawyers, and accountants who purchase office condominium units for their practices and other small business persons who purchase commercial real estate for use in their businesses. The Company will generally not finance in excess of 75% of the appraised value. In reviewing a borrower's qualifications, the Company pays particular attention to cash flow. In addition, the Company frequently requires personal guarantees. Risk factors associated with these loans include general economic performance which will affect vacancy rates for commercial properties and the ability of professionals to maintain and sustain a practice as well as the resale value which may be yielded on a particular property.

The Company originates and retains residential mortgage loans. The majority of these loans are made as accommodations to existing customers which is reflected in the marginal increase in 1997 when compared to 1996. Risks inherent in these loans include the employment stability and earnings potential of the borrower as well as potential resale prices associated with the collateral securing these loans. In addition, residential mortgages bear some additional risk associated with the personal status of the borrower, such as the borrower's continued marital status and health.

The Company makes construction loans to individuals with expertise in the industry or to owner occupied projects. The loans are generally on projects for which a sales contract has been executed and for which permanent mortgage financing is in place. In most commercial construction projects, the Company will generally lend up to 50% of the cost of the land and 85% of the construction costs. These loans decreased in 1997 by $5.5 million, or 32.5%, to $11.4 million at December 31, 1997 from $16.9 million at December 31, 1996. Risks inherent in these loans include performance of the general economy which will affect whether the sale of a project actually closes despite its contracted status and the risk inherent in whether the construction of a project will actually be completed and completed within budgeted compliance. Environmental factors may affect whether a project can be completed and the cost associated with its completion.

The Company's net loans at December 31, 1996 totaled $263.8 million, an increase of $101.2 million, or 62.2%, compared to net loans at December 31, 1995 of $162.6 million. The increase in the portfolio was concentrated in commercial and financial loans and commercial mortgage loans and can be attributed to greater penetration of the marketplace and an improvement in the general economic environment in New Jersey, as well as to $32.8 million in loan participations purchased from Regent National Bank in September and October 1996.

Commercial and financial loans increased to $79.9 million, an increase of $35.5 million, or 80.0%, over the December 31, 1995 balance of $44.4 million.

Commercial mortgages totaled $133.9 million at December 31, 1996 versus $77.7 million at December 31, 1995, an increase of $56.2 million, or 72.3%.

The Company originates and retains residential mortgage loans. The majority of these loans are made as accommodations to existing customers which is reflected in the marginal decrease in 1996 when compared to 1995.

The Company makes construction loans to individuals with expertise in the industry or to owner occupied projects. These loans increased in 1996 $4.4 million, or 35.2%, to $16.9 million at December 31, 1996 from $12.5 million at December 31, 1995.

The following table summarizes the components of the loan portfolio as of December 31, for each of the years 1997 through 1993.

LOAN PORTFOLIO BY TYPE OF LOAN

                                                                   Year Ended December 31,
                            -------------------------------------------------------------------------------------------------------
                                  1997                1996                  1995                   1994                 1993
                            ----------------    ----------------     ------------------     ------------------    -----------------
                             Amount      %       Amount      %        Amount        %        Amount        %       Amount      %
                            --------  ------    --------  ------     --------    ------     --------    ------    --------   ------
                                                                 (Dollars in thousands)
Commercial and financial .  $ 85,737   29.80%   $ 79,907   29.99%    $ 44,432     27.03%    $ 41,917     29.88%   $ 34,451    29.38%
Real estate construction .    11,412    3.97%     16,905    6.34%      12,483      7.60%       8,399      5.99%     12,277    10.47%
Residential mortgage .....    24,527    8.52%     23,173    8.70%      25,699     15.64%      26,207(1)  18.68%     25,386(1) 21.65%
Commercial mortgage ......   152,477   52.99%    133,908   50.25%      77,701     47.28%      61,242     43.65%     42,780    36.49%
Installment ..............    13,592    4.72%     12,569    4.72%       4,026      2.45%       2,532      1.80%      2,352     2.01%
--------------------------  --------  ------    --------  ------     --------    ------     --------    ------    --------   ------

   Total Loans ...........  $287,745  100.00%   $266,462  100.00%    $164,341    100.00%    $140,297    100.00%   $117,246   100.00%
--------------------------  --------  ------    --------  ------     --------    ------     --------    ------    --------   ------

Allowance for loan losses.    (2,956)             (2,665)              (1,754)                (1,400)                 (980)
--------------------------  --------            --------             --------               --------              --------

     Net loans ...........  $284,789            $263,797             $162,587               $138,897              $116,266
--------------------------  ========            ========             ========               ========              ========

(1) Gives effect to Carnegie's adoption of SFAS No. 114, effective for 1995. Pursuant to SFAS No. 114, Carnegie reclassified $300,000 in substance foreclosure as loans at the year ends 1993 and 1994.

The following table sets forth total loans by maturity and interest rate sensitivity at December 31, 1997 and does not include those loans which are classified as non-accruing.

     LOANS OUTSTANDING - MATURITY DISTRIBUTION

                                                             December 31, 1997
                                                          ----------------------
                                                          (Dollars in thousands)
     Fixed rate loans:
       One year or less -
         Commercial and financial ...........................    $  5,551
         Real estate construction ...........................       2,373
         Residential mortgage ...............................         869
         Commercial mortgage ................................      12,467
         Installment ........................................       1,232
                                                                 --------
                       Total ................................      22,492
                                                                 --------
       Over one to five years -
         Commercial and financial ...........................      18,562
         Real estate construction ...........................           0
         Residential mortgage ...............................         812
         Commercial mortgage ................................      94,126
         Installment ........................................       1,154
                                                                 --------
                       Total ................................     114,654
                                                                 --------
       Over five years -
         Commercial and financial ...........................       8,170
         Real estate construction ...........................           0
         Residential mortgage ...............................      11,979
         Commercial mortgage ................................      18,565
         Installment ........................................         886
                                                                 --------
                       Total ................................      39,600
                                                                 --------

                       Total fixed rate loans ...............     176,746
                                                                 --------

     Floating rate loans:
       One year or less -
         Commercial and financial ...........................      46,635
         Real estate construction ...........................       9,039
         Residential mortgage ...............................       9,914
         Commercial mortgage ................................      22,259
         Installment ........................................       9,949
                                                                 --------
                       Total ................................      97,796
                                                                 --------
       Over one to five years -
         Commercial and financial ...........................       3,546
         Real estate construction ...........................           0
         Residential mortgage ...............................         546
         Commercial mortgage ................................       4,405
         Installment ........................................         371
                                                                 --------
                       Total ................................       8,868
                                                                 --------
       Over five years -
         Commercial and financial ...........................           0
         Real estate construction ...........................           0
         Residential mortgage ...............................           0
         Commercial mortgage ................................           0
         Installment ........................................           0
                                                                 --------
                       Total ................................           0
                                                                 --------

                       Total floating rate loans ............     106,664
                                                                 --------

                       Total Loans ..........................    $283,410
                                                                 ========

ASSET QUALITY

Various degrees of credit risk are associated with substantially all investing activities. The lending function, however, carries the greatest risk of loss. Risk elements include loans past due, non-accrual loans, renegotiated loans, other real estate owned and loan concentrations. The Company closely monitors its loan portfolio to minimize the risk of delinquency and problem credits. Borrowers are advised in writing when a loan is seven days past due. Under the Company's loan collection policy, an account officer makes telephone contact with the borrower within fifteen days of the contract payment date. Loans delinquent in excess of 90 days are placed on non-accrual status, and previously accrued interest not collected is reversed out of the Company's interest income account.

The following table summarizes the composition of the Company's non-performing assets as of December 31, 1997 through 1993.



NON-PERFORMING ASSETS AND CONTRACTUALLY PAST DUE LOANS

                                                                               December 31,
                                                      -------------------------------------------------------------
                                                         1997         1996         1995         1994         1993
                                                      ---------    ---------    ---------    ---------    ---------
Non-Performing Assets (1):
Non-accruing loans
  Real estate .....................................   $     407    $     248    $     767    $     445    $   1,410
  Installment .....................................           0           27           69         --             42
  Commercial mortgage .............................         655        1,029        1,180        1,620        1,767
  Commercial and financial ........................       3,273        1,981        2,011         --           --
  Real estate construction ........................           0           57         --           --           --
                                                      ---------    ---------    ---------    ---------    ---------

Total non-accruing/non-performing loans ...........       4,335        3,342        4,027        2,065        3,219


Other real estate owned ...........................         523          473         --           --           --
                                                      ---------    ---------    ---------    ---------    ---------

Total Non-Performing Assets .......................   $   4,858    $   3,815    $   4,027    $   2,065    $   3,219
                                                      =========    =========    =========    =========    =========

Contractually Past Due Loans (2): .................   $     381    $     839    $     298    $       4    $     381
                                                      =========    =========    =========    =========    =========


Non-performing loans to total loans ...............        1.51%        1.25%        2.45%        1.47%        2.74%
Non-performing assets to total assets .............        1.12%        1.11%        1.61%        1.06%        2.09%
Allow. for loan losses to non-performing loans ....       68.19%       79.74%       43.56%       67.80%       30.44%

(1) Non-performing assets exclude loans classified as contractually past due 90 days or more and still accruing.

(2)  Accruing loans past due 90 days or more.

At the dates indicated in the foregoing table, there were no concentrations of loans exceeding 10% of the Company's total loans and the Company had no foreign loans.

As of December 31, 1997, total non-accruing loans amounted to $4.3 million, an increase of $993 thousand, or 29.7%, over the level at December 31, 1996. Of the $4.3 million in total non-accruing loans, all are secured by commercial or residential mortgages on properties which management believes retain sufficient equity to satisfy the loan. Also see the additional discussion in Note 7 to Consolidated Financial Satements regarding impaired loans.

The ratio of non-performing assets to total assets remained at 1.1% while the ratio of non-performing loans to total loans was 1.5% compared to 1.2% at December 31, 1997 and December 31, 1996, respectively. The increase in this ratio was attributable to the increase in the Company's non-accruing commercial and financial portfolio which was partially offset by a decrease in the Company's non-accruing commercial mortgage loan portfolio. The allowance for loan losses as a percentage of non-performing loans was 68.2% compared to 79.7% in the prior year.

If the non-accruing loans had continued to pay interest, interest income would have been increased by $405 thousand for 1997. As of December 31, 1996 and 1995 there were non-accruing loans in the aggregate amounts of $3.3 million and $4.0 million, respectively. If the non-accruing loans in 1996 and 1995 had continued to pay interest, interest income during 1996 would have been increased by $370 thousand and interest income during 1995 would have been increased by $313 thousand.

The Company attempts to maintain an allowance for loan losses at a sufficient level to provide for potential losses in the loan portfolio and off balance sheet risks such as unused lines of credit, letters of credit, and commitments to lend. Loan losses are charged directly to the allowance when they occur and any recoveries are credited to the allowance. The allowance for loan losses is increased periodically through charges to earnings in the form of a provision for loan losses. The provision for loan losses is determined periodically by senior management based upon consideration of several factors including: (1) an ongoing review of the quality, mix and size of the overall loan portfolio; (2) historical loan loss experience; (3) evaluation of non-performing loans; (4) assessment of economic conditions and their related effects on the existing portfolio; and (5) the amount and quality of collateral, including guarantees, securing loans. In addition, management takes into account the level of risk inherent in the types of loans included in the Company's portfolio. Although management attempts to set the allowance at a level deemed appropriate, numerous factors, including changes in economic conditions, regulatory policies and borrower's performance, could result in additional provisions. For impaired loans, management considers the sufficiency of the value of the underlying collateral or the present value of the future cash flows.

The provision for loan losses was $446 thousand, $1.6 million and $369 thousand for the years ended December 31, 1997, 1996 and 1995, respectively. The provision for loan losses for these years reflects management's intent to continue to maintain the Company's allowance for loan losses at a level consistent with the increasing size of the loan portfolio and historical loan loss experience. The provision during 1997 was attributable both to an increase in the size of the loan portfolio and a change in the composition of the portfolio as commercial mortgages became a larger component and residential mortgages declined as a percentage of the portfolio. As a general proposition, more risk is associated with commercial mortgages than with residential mortgages, although commercial mortgages are generally more profitable.

The provision of $446 thousand for the year ended December 31, 1997 decreased by $1.2 million, or 75.0%, compared to the prior year amount of $1.6 million. Management believes that the Company has adequate reserves to address potential losses in the loan portfolio.

The provision of $1.6 million for the year ended December 31, 1996 increased by $1.2 million, or 336.0%, compared to the prior year amount of $369 thousand. Management believed that the Company had adequate reserves to address potential losses in the loan portfolio during 1996. Although there was an increase in non-performing loans, management believed that substantially all of these loans had adequate supporting collateral. Management also believed that the local and regional economies were improving.

The following table represents activity in the allowance for loan losses for the five years ended December 31, 1997.

ALLOWANCE FOR LOAN LOSSES

                                                                               Year Ended December 31,
                                                 ---------------------------------------------------------------------------------
                                                    1997              1996              1995              1994              1993
                                                 ---------         ---------         ---------         ---------         ---------
                                                                              (Dollars in thousands)
Balance - beginning of period ............       $   2,665         $   1,754         $   1,400         $     980         $     806
Provision charged to expense .............             446             1,609               369               650               429
                                                 ---------         ---------         ---------         ---------         ---------
                                                     3,111             3,363             1,769             1,630             1,235
Recoveries:
  Commercial .............................              50              --                   8                50                25
  Real estate ............................               7                10                44                 0              --
  Installment ............................               4              --                --                   0              --
                                                 ---------         ---------         ---------         ---------         ---------
Total recoveries .........................              61                10                52                50                25
                                                 ---------         ---------         ---------         ---------         ---------

Charge-offs:
  Commercial .............................            (141)             (570)               (3)             (153)             (272)
  Real estate ............................             (53)             (106)              (60)             (126)             --
  Installment ............................             (22)              (32)               (4)               (1)               (8)
                                                 ---------         ---------         ---------         ---------         ---------
Total charge-offs ........................            (216)             (708)              (67)             (280)             (280)
                                                 ---------         ---------         ---------         ---------         ---------

Net (charge-offs) recoveries .............            (155)             (698)              (15)             (230)             (255)
                                                 ---------         ---------         ---------         ---------         ---------

Balance - end of period ..................       $   2,956         $   2,665         $   1,754         $   1,400         $     980
                                                 =========         =========         =========         =========         =========

Net charge-offs as a percentage
  of average loans .......................            0.06%             0.34%             0.01%             0.19%             0.28%

Allowance for loan losses to
  period end loans .......................            1.03%             1.00%             1.07%             1.00%             0.84%

Allowance for loan losses to
  non-accrual loans ......................           68.19%            79.74%            43.56%            67.80%            30.44%

--------------------------------------------------------------------------------

The following table details the allocation of the allowance for loan losses to the various categories. The allocation is made for analytical purposes and it is not necessarily indicative of the categories in which future loan losses may occur. The total allowance is available to absorb losses from any segment of loans.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES (1)
                                                                                     December 31,
                                                -----------------------------------------------------------------------------------
                                                          1997                         1996                          1995
                                                -----------------------       -----------------------       -----------------------
                                                 Amount            %           Amount            %           Amount            %
                                                --------       --------       --------       --------       --------       --------
                                                                                  (Dollars in thousands)
Commercial and financial .................      $    938          31.72%      $    743          27.88%      $    420          23.95%
Real estate construction .................            80           2.71%           177           6.64%           179          10.20%
Residential mortgage .....................           196           6.63%           209           7.84%           107           6.10%
Commercial mortgage ......................         1,187          40.17%         1,161          43.56%           845          48.18%
Installment ..............................           210           7.10%           216           8.11%           160           9.12%
Unallocated ..............................           345          11.67%           159           5.97%            43           2.45%
                                                --------       --------       --------       --------       --------       --------
                                                $  2,956         100.00%      $  2,665         100.00%      $  1,754         100.00%
                                                ========       ========       ========       ========       ========       ========

(1) The allocation of the allowance for loan losses to the respective loan classifications is not necessarily indicative of future losses or future allocations.

INVESTMENT SECURITIES

The Company's securities portfolio is comprised of U.S. Government and Federal agency securities, the tax-exempt issues of states and municipalities, and other securities. The investment securities portfolio generates substantial interest income and provides liquidity for the Company.

Debt and equity securities are classified in one of three categories and are accounted for as follows:

Securities are classified at date of purchase as securities held to maturity based on management's intent and the Company's ability to hold them to maturity. Such securities are stated at cost, adjusted for unamortized purchase premiums and discounts. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities, which are carried at market value. Realized gains and losses from marking the portfolio to market value are included in trading revenue. At December 31, 1997, the Company had no securities classified as trading securities. Securities not classified as securities held to maturity or trading securities are classified as securities available for sale, and are stated at fair value. Unrealized gains and losses on securities available for sale are excluded from results of operations, and are reported as a separate component of stockholder's equity, net of taxes. Securities classified as available for sale include securities that may be sold in response to changes in interest rates, changes in prepayment risks, the need to increase regulatory capital or other similar requirements. Due to this classification, the Company's stockholders' equity will be affected by changing interest rates as they affect the market price of the Company's securities available for sale.

SECURITIES AVAILABLE FOR SALE

At December 31, 1997, the Company classified $52.5 million or 43.2% of its investment portfolio as available for sale. These available-for-sale securities had a cost basis of $52.4 million. The fair value adjustment at December 31, 1997 required the Company to increase the carrying value of investment securities by $62 thousand, increase the net deferred tax provision by $25 thousand, and increase stockholders' equity by $37 thousand. The average tax equivalent yield on the securities available for sale as of the year ended December 31, 1997, was 6.90%

SECURITIES HELD TO MATURITY

At December 31, 1997, the Company classified $69.0 million, or 56.8%, of its investment portfolio as held to maturity based on management's intent and the Company's ability to hold them to maturity. These securities are stated at cost, adjusted for unamortized purchase premiums and discounts. As of December 31, 1997 the net unrealized gains on these securities was $5 thousand. Securities with a cost of $52.5 million were purchased for the held to maturity account during 1997.

In November 1995, the Financial Accounting Standards Board ("FASB") issued a special report entitled "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities," herein referred to as "Special Report." The Special Report gave the Company a one-time opportunity to reconsider its ability and intent to hold securities to maturity, and allowed the Company to transfer securities from held to maturity to other categories without tainting its remaining held-to-maturity securities. Management evaluated all securities held to maturity and concluded that it is the intent of management to hold these securities for an indefinite period of time or to utilize these securities for tactical asset liability purposes and sell them from time to time to effectively manage interest rate exposure and resultant prepayment risk and liquidity needs. Accordingly, on December 29, 1995, the Company moved all of its securities classified as held to maturity with a carrying value, fair value and unrealized gain of $22,876,000, $23,644,000 and $768,000, respectively, to available for sale.

The following tables present the amortized cost and market values of the Company's investment securities portfolio for the years ended December 31, 1997, 1996 and 1995.

INVESTMENT SECURITIES PORTFOLIO
                                                                               Year Ended December 31, 1997 (1)
                                                          --------------------------------------------------------------------------
                                                             Securities Held to Maturity              Securities Available for Sale
                                                          --------------------------------          --------------------------------
                                                           Amortized              Market             Amortized              Market
                                                              Cost                 Value                Cost                 Value
                                                          -----------          -----------          -----------          -----------
                                                                                    (Dollars in thousands)
U. S. Government ...............................          $     8,037          $     8,236          $    13,068          $    13,126
Mortgage-backed agencies .......................               60,951               60,757               20,727               20,750
States & Political Subdivisions ................                 --                   --                 10,369               10,389
Other securities ...............................                 --                   --                  8,257                8,218
                                                          -----------          -----------          -----------          -----------

Total investment securities ....................          $    68,988          $    68,993          $    52,421          $    52,483
                                                          ===========          ===========          ===========          ===========

(1) Net unrealized gains of $37 thousand, net of tax provision of $25 thousand, were reported as an increase to stockholders' equity at December 31, 1997.


                                                                               Year Ended December 31, 1996 (2)
                                                          --------------------------------------------------------------------------
                                                             Securities Held to Maturity              Securities Available for Sale
                                                          --------------------------------          --------------------------------
                                                           Amortized              Market             Amortized              Market
                                                              Cost                 Value                Cost                 Value
                                                          -----------          -----------          -----------          -----------
                                                                                    (Dollars in thousands)
U. S. Government ...............................          $     9,035          $     9,243          $     5,986          $     5,936
Mortgage-backed agencies .......................               14,229               14,015               15,524               15,306
States & Political Subdivisions ................                 --                   --                    890                  890
Other securities ...............................                 --                   --                  8,032                7,978
                                                          -----------          -----------          -----------          -----------

Total investment securities ....................          $    23,264          $    23,258          $    30,432          $    30,110
                                                          ===========          ===========          ===========          ===========

(2)  Net  unrealized  losses  of  $204  thousand,  net of tax  benefit  of  $118 thousand,  were reported as a reduction of stockholders' equity at December
     31, 1996.

                                                                               Year Ended December 31, 1995 (3)
                                                          --------------------------------------------------------------------------
                                                             Securities Held to Maturity              Securities Available for Sale
                                                          --------------------------------          --------------------------------
                                                           Amortized              Market             Amortized              Market
                                                              Cost                 Value                Cost                 Value
                                                          -----------          -----------          -----------          -----------
                                                                                    (Dollars in thousands)
U. S. Government ...............................          $      --            $      --            $    10,499          $    10,565
Mortgage-backed agencies .......................                 --                   --                 36,843               36,811
States & Political Subdivisions ................                 --                   --                 19,075               19,805
Other securities ...............................                 --                   --                  3,451                3,396
                                                          -----------          -----------          -----------          -----------

Total investment securities ....................          $         0          $         0          $    69,868          $    70,577
                                                          ===========          ===========          ===========          ===========

(3) Net unrealized gains of $440 thousand, net of tax provision of $269 thousand, were reported as an increase to stockholders' equity at December 31, 1995.

The following table shows the amortized costs and market values of the Company's investment securities by contractual maturity as of December 31, 1997. Expected maturities of mortgage- backed securities may differ from contractual maturities because borrowers have the right to prepay obligations.


MATURITY SCHEDULE OF INVESTMENT SECURITIES
                                                                        Year Ended December 31, 1997
                                       --------------------------------------------------------------------------------------------
                                                Securities Held to Maturity                    Securities Available for Sale
                                       -------------------------------------------      -------------------------------------------
                                        Amortized        Market                          Amortized        Market
                                           Cost           Value           Yield            Cost            Value            Yield
                                       -----------     -----------     -----------      -----------     -----------     -----------
                                                                           (Dollars in thousands)
Due 1 year or less ...............            --              --              --        $     3,275     $     3,275            6.95%
Due after 1 year
      through 5 years ............            --              --              --              4,955           4,957            8.13%
Due after 5 years
      through 10 years ...........           8,037           8,237            7.70%          13,549          13,625            7.02%
Due after 10 years ...............          60,951          60,756            7.06%          30,642          30,626            6.70%
                                       -----------     -----------     -----------      -----------     -----------     -----------

Total investment
      securities .................     $    68,988     $    68,993            7.13%     $    52,421     $    52,483            6.84%
                                       ===========     ===========     ===========      ===========     ===========     ===========

DEPOSITS

The Company offers a variety of deposit accounts, including checking, savings, money-market and certificates of deposit. Since 1989, the Company has experienced strong growth in deposits, especially in certificates of deposit and non-interest bearing demand deposits. As of December 31, 1997 the Company did not have any brokered deposits and neither solicited nor offered premiums for such deposits.

Deposits are obtained primarily from the market areas which the Company serves. The Company believes that these market areas have a higher than average disposable income and that households in these areas are more liquid than average. The rate structure available on the Company's loan products varies depending upon the totality of a customer's business relationship with the Company. The major factor in determining which rates apply to any borrowing under this structure is the amount and type of deposits a customer has with the Company. The customer can obtain a reduced rate on borrowings, or reduced points on borrowings, by having deposits equal to a certain percentage of the borrowing in either interest or non-interest bearing accounts with the Company.

Deposits at December 31, 1997 were $332.9 million, an increase of $30.3 million, or 10.0%, compared to total deposits of $302.6 million at December 31, 1996. The growth in deposits during this period was primarily due to the expansion of the Company's branch system and its aggressive pricing on certificates of deposit in comparison to our marketplace. Additionally, a new product was introduced in September 1996, a seven month "no penalty" certificate of deposit that allows for complete or partial withdrawals without penalty. This product is part of "Other savings deposits" which grew from $68.7 million at December 31, 1996 to $90.5 million at December 31, 1997. Most of that growth is due to the new "no penalty" certificate of deposit. Deposits at December 31, 1996 were $302.6 million, an increase of $92.4 million, or 44.0%, above total deposits of $210.2 million at December 31, 1995.

Average total deposits increased by $86.9 million, or 37.4%, to $319.0 million for the twelve months ended December 31, 1997 compared to the 1996 full year average of $232.1 million. Changes in the average deposit mix include a $15.5 million, or 39.7% increase in certificates of deposit over $100 thousand; a $2.6 million, or 4.1%, decrease in consumer certificates of deposit; a $10.1 million, or 19.0%, decrease in money market deposit accounts; a $76.0 million, or 389.7%, increase in regular savings; a $2.7 million, or 16.8%, increase in NOW account deposits; and an $5.4 million, or 13.2%, increase in non-interest bearing demand deposits. The dramatic increase in regular savings accounts reflects the increase in our new "no penalty" seven month certificate of deposit discussed above, which is classified as a savings account due to its "no penalty" feature.

During 1997, the Company primarily utilized growth in certificates of deposit including certificates of deposit over $100 thousand, and the growth in other savings deposits as funding sources for the loan portfolio growth. The Company has found the cost of these deposits to be lower than other available sources of funds. Deposits are obtained primarily from the market area which the Company serves through its branch network. Although certificates of deposit of over $100 thousand may generally be considered to entail higher costs and potentially increased volatility, management believes that these instruments serve as a stable and cost-efficient source of funds for the Company. This is in large measure due to the Company's marketing strategy for targeting professionals, small businesses and high net worth individuals and in part due to the Company's policy of taking into account a customer's entire relationship with the Company when pricing loans. The interest rate which the borrower may receive may be less if the borrower has significant other business relationships with the Company. In light of this, the Company's experience has been, and expectation continues to be, that these certificates of deposit, although of short maturity, will be renewed by borrowers and continue as a stable funding source for the Company.

The following table summarizes the components of deposit liabilities as of December 31, 1997, 1996 and 1995.

DEPOSIT LIABILITIES

                                                                               December 31,
                                       -------------------------------------------------------------------------------------------
                                                  1997                             1996                           1995
                                       ---------------------------     ---------------------------     ---------------------------
                                          Amount             %            Amount             %            Amount            %
                                       -----------     -----------     -----------     -----------     -----------     -----------
                                                                            (Dollars in thousands)
Demand .............................   $    56,430           16.95%    $    42,372           14.00%    $    40,944           19.48%
NOW accounts .......................        24,359            7.32%         24,663            8.15%         12,364            5.88%
Money market
  deposit accounts .................        42,076           12.64%         46,304           15.30%         54,100           25.74%
Other savings
  deposits .........................        90,546           27.20%         68,704           22.71%          3,966            1.89%
Time CDs over
  $100,000 .........................        75,745           22.75%         58,511           19.34%         44,500           21.16%
Other time deposits ................        43,741           13.14%         62,008           20.50%         54,327           25.85%
                                       -----------     -----------     -----------     -----------     -----------     -----------
Balance-end of
  period ...........................   $   332,897          100.00%    $   302,562          100.00%    $   210,201          100.00%
                                       ===========     ===========     ===========     ===========     ===========     ===========


The following table is a summary of the maturity distribution of certificates of deposit as of December 31, 1997.

MATURITY SCHEDULE OF CDS

                                                  December 31, 1997
                                       ----------------------------------------
                                          Time CDs Over          Other Time
                                            $100,000              Deposits
                                       ------------------    ------------------
                                        Amount       %        Amount       %
                                       -------    -------    -------    -------
                                                  (Dollars in thousands)
Due in 90 days or less .............   $62,180      82.09%   $11,624      26.57%
Due between 91 days and 180 days ...     9,745      12.86%     8,716      19.93%
Due between 181 days and one year ..     2,346       3.10%    10,873      24.86%
Due after one year .................     1,474       1.95%    12,528      28.64%
                                       -------    -------    -------    -------

                                       $75,745     100.00%   $43,741     100.00%
                                       =======    =======    =======    =======

ASSET AND LIABILITY MANAGEMENT

Management of interest rate sensitivity is an important element of both earnings performance and maintaining sufficient liquidity. The interest rate sensitivity Gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A Gap is positive when the amount of interest-earning assets maturing or repricing  exceeds  the  amount  of  interest-bearing  liabilities  maturing  or
repricing  within  the  same  period,   and  is  negative  when  the  amount  of
interest-bearing liabilities maturing or repricing exceeds the amount of interest-earning assets maturing or repricing within the same period. Accordingly, during a period of rising interest rates, an institution with a negative Gap position would not be in as favorable a position, compared to an institution with a positive Gap, to invest in higher yielding assets. In a rising rate environment, a negative Gap may result in the yield on an institution's interest-earning assets increasing at a slower rate than the increase in an institution's cost of interest-bearing liabilities. During a period of falling interest rates, an institution with a negative Gap would experience a repricing of its interest-earning assets at a slower rate than its interest-bearing liabilities which, consequently, may result in its net interest income growing at a faster rate than an institution with a positive Gap position.

The Company's Asset/Liability Management Committee is composed of certain directors and officers of the Company (the "ALCO Committee") and controls asset/liability management procedures. The purpose of the ALCO Committee is to review and monitor the volume and mix of the interest sensitive assets and liabilities consistent with the Company's overall liquidity, capital, growth and profitability goals.

As of December 31, 1997, the Company's cumulative one year interest rate sensitivity Gap was negative 28.3%, as shown on the next table, which compares to negative 23.3% at December 31, 1996. The change in the one year cumulative Gap position was primarily caused by the increase in the balance of other savings deposits, and time CD's over $100,000 of $21.8 million, and $19.6 million, respectively. All but $4.2 million of this increase is classified in the 90 days or less category by definition, because most of these deposits are subject to immediate repricing. Most of this increase was used to fund loan growth which is subject to repricing after one year. The increases in other savings deposits, and time CD's over $100,000 were partially offset by declines in the balances of money market accounts, NOW accounts, and other time deposits of $4.2 million, $0.3 million, and $11.4 million, respectively. Increases in the average balances of short term borrowings and long term debt of $31.3 million and $15.0 million, respectively, were used to fund the purchase of investment securities held to maturity. Using the precepts of traditional Gap analysis, this type change indicates that the Company has become more liability sensitive in the one year time frame, and the Company would expect to earn more interest income in a falling rate environment than in a rising rate environment. However, Gap analysis does not measure repricing due to the principal cash flow from loans, nor does it evaluate the probability that core deposits, such as NOW accounts and other savings deposits, will be repriced. Although Gap analysis defines what is possible, it does not necessarily define what is probable. Management of the Company relies more heavily on its quarterly interest rate simulation modeling when evaluating the probable effects of rising and falling rates on the Company's net interest income.

Therefore, in addition to the Gap analysis, the ALCO Committee relies on computer simulations to evaluate the impact of changes in interest rates on liquidity, net interest income and operating results. The simulations forecast the Company's performance in various interest rate environments. Management believes that the simulation model is a more effective tool than a Gap analysis since the simulation analysis can more accurately reflect the impact of rising and declining rates on each type of interest-earning asset and interest-bearing liability. The Company's tolerance for fluctuation under the simulation model calls for a decline in net interest income of no more than 5%, given a 200 basis point increase or decrease in interest rates. The Company as of December 31, 1997, is well within its targeted fluctuation range.

The following table reflects the interest rate sensitivity gap position of the Company as of December 31, 1997:


INTEREST RATE SENSITIVITY ANALYSIS AT DECEMBER 31, 1997


                                                                               Maturing or Repricing in (2)
                                                     ------------------------------------------------------------------------------
                                                        Due in          Between           After            Non-
                                                        90 Days         91 Days-           One           Interest
                                                        or Less         One Year           Year          Bearing           Total
                                                     -----------      -----------      -----------     -----------      -----------
                                                                                 (Dollars in thousands)
ASSETS:
  Investment securities available
    for sale ...................................     $    52,483             --               --              --        $    52,483
  Investment securities held to
    maturity ...................................            --               --             68,988            --             68,988
  Loans ........................................          73,111           47,068          163,363           4,335          287,877
  Valuation Reserves (1) .......................            --               --               --            (3,088)          (3,088)
  Non-interest earning assets ..................            --               --               --            25,626           25,626
                                                     -----------      -----------      -----------     -----------      -----------

      Total Assets .............................     $   125,594      $    47,068      $   232,351     $    26,873      $   431,886
                                                     ===========      ===========      ===========     ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY:
  Interest-bearing liabilities:
    Money market accounts ......................     $    42,076             --               --              --        $    42,076
    NOW accounts ...............................          24,359             --               --              --             24,359
    Other savings deposits .....................          90,546             --               --              --             90,546
    Time CD's over $100,000  ...................          62,180           12,091            1,474            --             75,745
    Other time deposits ........................          11,624           19,589           12,528            --             43,741
    Short term borrowings ......................          22,300           10,000             --              --             32,300
    Long term debt .............................            --               --             29,425            --             29,425
                                                     -----------      -----------      -----------     -----------      -----------

  Total interest-bearing liabilities ...........         253,085           41,680           43,427            --            338,192

  Non-interest bearing deposits ................            --               --               --            56,430           56,430
  Other liabilities ............................            --               --               --             2,040            2,040
  Stockholders' equity .........................            --               --               --            35,224           35,224
                                                     -----------      -----------      -----------     -----------      -----------

    Total Liabilities and
      Stockholders' Equity .....................     $   253,085      $    41,680      $    43,427     $    93,694      $   431,886
                                                     ===========      ===========      ===========     ===========      ===========

Interest Rate Sensitivity Gap ..................     ($  127,491)     $     5,388      $   188,924     ($   66,821)
                                                     ===========      ===========     ===========      ===========

Cumulative Gap .................................     ($  127,491)     ($  122,103)     $    66,821
                                                     ===========     ===========      ===========

Cumulative Gap to Total Assets .................          -29.52%          -28.27%          15.47%
                                                     ===========     ===========      ===========


(1) Valuation reserves include allowance for loan losses and deferred loan fees.

(2) The following are the assumptions that were used to prepare the Gap analysis:
     (A) Securities "available for sale" are placed in the first maturity bucket since they can be sold at any time, and are therefore subject to the possibility of immediate repricing.
     (B) Loans are spread through the maturity buckets based on the earlier of their actual maturity date or the date of their first potential rate adjustment.
     (C) Money market accounts, NOW accounts and Other savings accounts are subject to immediate withdrawal and are therefore presented as repricing in the first repricing period.
     (D) Time deposits are spread through the maturity buckets based on their actual maturity date.

MARKET RISK

     The Company's operations may be subject to a variety of market risks, the most material of which is the risk of changing interest rates. Most generally, interest-rate risk (IRR) is the volatility in financial performance attributable to changes in market interest rates which may result in either fluctuation of net interest income, or changes to the economic value of the equity of the Company.

     The principal objective of the Company's IRR management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Company. Consistent with its definition of IRR, the Company measures earnings at risk and value at risk.

     The Company monitors and measures IRR through a variety of techniques, including gap analysis, income-simulation analysis and value-at-risk measurement. Gap analysis provides an indicator of potential IRR by comparing the available repricing on the asset and liability sides of the Company's balance sheet. Gap is defined as interest rate sensitive assets (RSA) less interest rate sensitive liabilities (RSL) in the time period specified. Although management reviews gap analysis, it is the least relied upon of management's IRR evaluation tools. Gap analysis is a static analysis, and does not take into account changes in rates and maturities caused by changes in market rates, for example through prepayments.

     The Company's primary tool is an income-simulation model which starts with a detailed inventory of balance sheet items contained in gap analysis reports, and factors in the probability of the maturity and repricing characteristics of assets and liabilities, including assumed prepayment risks. Income simulation attends to the relative sensitivities of these balance sheet items to dynamic rates and projects their behavior over an extended period of time. Income simulation analysis reflects both the possibility and probability of the behavior of balance sheet items.

     Income simulation analysis, and to a much lesser extent, Gap analysis, are tools for understanding and measuring IRR from the perspective of earnings at risk. Value-at-risk analysis is the measurement and management of IRR, from a longer term perspective, to the economic value of the equity of the Company. This is performed through Net Portfolio Value (NPV) analysis which is intended to address the changes in equity value arising from movements in interest rates. The NPV analysis first reprices all of the assets and liabilities under the current interest rate environment, then compares this result to repricing under a changed interest rate environment, thus evaluating the impact of immediate and sustained interest rate shifts across the current interest rate yield curve to the market value of the current balance sheet. As with gap analysis, NPV analysis is static. There is no recognition of the potential for strategy adjustments in a volatile rate environment which would protect or conserve equity values.

     Changes in the estimates and assumptions made for IRR analysis could have a significant impact on projected results and conclusions. These analyses involve a variety of significant estimates and assumptions, including, among others: (1) estimates concerning assets and liabilities without definite maturities or repricing characteristics; (2) how and when yields on interest-earning assets and costs of interest-bearing liabilities will change in response to movement of market interest rates; (3) prepayment speeds; (4) Future cash flows; and (5) discount rates. Therefore, these techniques may not accurately reflect the impact of general market interest rate movements on the Company's net interest income or the value of its economic equity.

     The table below sets forth the assumed change to the Company's estimated net portfolio value at December 31, 1997, based upon an immediate and sustained interest rate change from the interest rate yield curve at December 31, 1997 of plus 200 basis points and minus 200 basis points.

                                                   NET           CHANGE
                                                PORTFOLIO   -----------------
     CHANGE IN RATES                              VALUE      AMOUNT   PERCENT
     ---------------                             -------    -------   -------
     +200 basis points                           $29,940    $(7,426)   -19.9%
     Estimated Net Portfolio Value
          at December 31, 1997-base case         $37,366    $   -0-      0.0%
     -200 basis points                           $37,708    $   342      1.0%

         The table below sets forth the estimated change to the Company's estimate of its net interest income based upon its December 31, 1997 balance sheet, assuming an interest rate change from the December 31, 1997 interest rate yield curve of plus 200 basis points and minus 200 basis points. Such rate shift is assumed to be gradual over the first twelve months and then sustained for the remainder of the period.

                                                        PERCENT CHANGE
     CHANGE IN RATES                              YEAR 1     YEAR 2    TOTAL
     ---------------                             -------    -------   -------
     + 200 basis points                            +0.61%     -4.51%   -1.92%
     Base Case (Net Interest Inc., in Thou)      $18,382    $18,016  $36,398
     -200 basis points                             +0.24%     +3.95%   +2.08%

     The Company manages its IRR through use of the tools described above, and its actions are taken under the guidance of the Asset/Liability Committee (ALCO) comprised of senior management, with oversight provided by the Board of Directors. The ALCO has established a limit that projected net interest income should not fluctuate negatively by greater than 5% during Year 1 of the projection, when compared to the base case. As can be seen from the table above, the Company is within this established limit, at December 31, 1997. In addition to these tools, ALCO's review includes the book and market value of assets and liabilities, unrealized gains and losses, market conditions and interest rates, and cash flow needs with regard to loan and investment activity and deposit flow.

LIQUIDITY

Among  the  ALCO  Committee  functions  is its  responsibility  to  monitor  and
coordinate  all  activities   relating  to  the  maintenance  of  liquidity  and
protection of net interest income from fluctuations in market interest rates.

Liquidity is a measurement of the Company's ability to meet present and future funding obligations and commitments. The Company adjusts the liquidity levels in order to meet funding needs for deposit outflows, repayment of borrowings, when applicable, and the funding of loan commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Principal sources of liquidity are deposit generation, access to purchased funds, maturities and repayments of loans and investment securities, net interest income and fee income. Liquid assets (consisting of cash, Federal funds sold and investment securities classified as available for sale) comprised 15.9% and 13.6% of the Company's total assets at December 31, 1997 and December 31, 1996, respectively. The increase in liquid assets at December 31, 1997 is a result of the purchase of available for sale investment securities during the year.

The Company's liquidity, represented by cash and cash equivalents, is a product of the operating, investing and financing activities.

These activities are summarized below:

                                                    Years Ended December 31,
                                               --------------------------------
                                                     (Dollars in thousands)
                                                 1997        1996        1995
                                               --------    --------    --------
Cash and cash equivalents-beginning ........   $ 16,745    $ 10,207    $  6,815
Cash flows from operating activities:
  Net income ...............................      3,625       2,144       2,128
  Adjustments to reconcile net income
    to net cash provided by operating
    activities .............................      1,794       2,290         523
--------------------------------------------------------------------------------
Net cash provided by operating activities ..      5,419       4,434       2,651
Net cash (used in) investing activities ....    (90,305)    (88,630)    (49,655)
Net cash provided by financing activities ..     84,251      90,734      50,396
--------------------------------------------------------------------------------
Net increase in cash and cash equivalents ..       (635)      6,538       3,392
--------------------------------------------------------------------------------
Cash and cash equivalents-ending ...........   $ 16,110    $ 16,745    $ 10,207
--------------------------------------------------------------------------------

Net cash used in investing activities during the year ended December 31, 1997 was primarily attributable to a net increase in the purchase of investment securities available for sale of $67.5 million and of investment securities held to maturity of $52.5 million. The net cash used in 1997 to purchase investment securities was partially offset by the proceeds from the sale, maturity or paydowns on investment securities, which totaled $52.1 million.

Net cash used in investing activities during the year ended December 31, 1996 was primarily attributable to a net increase in loans made to customers of $103.6 million. The net cash used in 1996 to fund loan growth was partially offset by the proceeds from the sale, maturity or paydowns on investment securities, net of security purchases, which totaled $16.1 million.

Net cash provided by financing activities during the year ended December 31, 1997 was primarily attributable to a net increase in both short-term and long-term borrowings of $31.3 million and $15.0 million, respectively, combined with a net increase in deposits of $30.3 million. Net cash provided by financing activities during the year ended December 31, 1996 was primarily attributable to a net increase in deposits of $92.4 million, and an increase in long-term borrowings of $14.4 million and a decrease in short-term borrowings of $16.5 million.

Net cash provided by financing activities during the year ended December 31, 1995 was primarily attributable to a net increase in deposits of $33.4 million, and an increase in short-term borrowings of $17.5 million.

In addition to the Company's deposit base and its portfolio of available-for-sale securities, the Company also has several secondary sources of liquidity. Many of the Company's loans are originated pursuant to underwriting standards which make them readily marketable to other financial institutions or investors in the secondary market. In addition, in order to meet liquidity needs on a temporary basis, the Company has unsecured lines of credit in the amount of $7.0 million for the purchase of Federal funds with other financial institutions and may borrow funds at the Federal Reserve discount window, subject to the Company's ability to supply collateral.

At December 31, 1997, the Company had an overnight line of credit with the Federal Home Loan Bank-New York ("FHLB-NY") for $32,497,300 of which $-0- was advanced. In addition, subject to certain requirements, the Company may also obtain longer term advances of up to 30% of the Company's assets.

The Company believes that its liquidity position is sufficient to provide funds to meet future loan demand or the possible outflow of deposits, in addition to being able to adapt to changing interest rate conditions.

CAPITAL RESOURCES

The Company's primary regulator, the Federal Reserve Bank (which regulates bank holding companies), has issued guidelines classifying and defining bank holding company capital into the following components: (1) Tier I Capital, which includes tangible stockholders' equity for common stock and certain qualifying perpetual preferred stock, and excludes net unrealized gains or losses on available-for-sale securities and deferred tax assets that are dependent on projected taxable income greater than one year in the future, and (2), Tier II Capital (Total Capital), which includes a portion of the allowance for loan losses, certain qualifying long-term debt and preferred stock that does not qualify for Tier I Capital. The risk-based capital guidelines require financial institutions to maintain specific defined credit risk factors (risk-based assets). The minimum Tier I and combined Tier I and Tier II capital to risk-weighted assets ratios are 4.0% and 8.0%, respectively. The Federal Reserve Bank also has adopted regulations which supplement the risk-based capital guidelines to include a minimum leverage ratio of Tier I Capital to total assets of 3.0% to 5.0%. Regulations have also been issued by the Bank's primary regulator, the Office of the Comptroller of the Currency, establishing similar capital ratios.

The following table summarizes the risk-based and leverage capital ratios for the Company and its wholly-owned subsidiary, Carnegie Bank, N.A. (the "Bank"), before the unrealized holding gains on securities available for sale, net, at December 31, 1997, as well as the regulatory required minimum capital ratios:

                                          December 31, 1997    Regulatory
                                         -------------------    Required
                                         Company       Bank      Minimum
                                         -------      ------     -------
     Risk-based Capital:
       Tier I capital ratio ............  11.81%       9.42%      4.00%
       Total capital ratio .............  12.80%      10.42%      8.00%
     Leverage ratio ....................   8.36%       6.68%   3.00%-5.00%

As noted in the above table, the Company's capital ratios at December 31, 1997 substantially exceed the minimum regulatory requirements.

During the third quarter of 1994, the Company strengthened its capital resources and positioned itself for future growth with a successful public offering, pursuant to which the Company sold 690,000 Units, each Unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $15.09 for a period of three years from the date of issuance. Net proceeds from the securities offering increased the Company's equity by $7.9 million during the third quarter of 1994. As of August 18, 1997, the expiration date for the exercise of the warrants, substantially all of the warrants had been exercised, increasing the Company's capital by $9.9 million.

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels on inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE.

FASB has also issued SFAS No. 129, "Disclosure of Information about Capital Structure", establishing standards for disclosing information about an entity's capital structure. This Statement continues the previous requirements to disclose certain information about an entity's capital structure found in APB Opinions No. 10, "Omnibus Opinion - 1966", and No. 15, "Earnings per Share", and FASB Statement No. 47, "Disclosure of Long-Term Obligations", for entities that were subject to the requirements of those standards. This Statement eliminates the exemption of nonpublic entities from certain disclosure requirements on Opinion No. 15 as provided by FASB Statement No. 21, "Suspention of the Reporting of Earnings per Share and Segment Information by Nonpublic Enterprises". It supersedes specific disclosure requirements of Opinions No. 10 and No. 15 and Statement No. 47 and consolidates them in this Statement for ease of retrieval and for greater visibility to nonpublic entities. This Statement is effective for financial statements issued for periods ending after December 15, 1997. It contains no change in disclosure requirements for entities that were previously subject to the requirements of Opinions No. 10 and No. 15 and Statement No. 47 and therefore its adoption had no effect on the Company's consolidated financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this Item is contained in the Registrant's Management's Discussion and Analysis of Financial Condition and Results of Operations included herein, under the caption "Market Risk."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is hereby made to the Financial Statements filed as part of this report, beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Following is a list of the names of all directors of the Registrant, together with: their ages, their positions and offices with the Registrant, their principal occupations during the past five years, and the years during which their current consecutive terms as directors of the Registrant first commenced:

        Name, Age and                       Principal Occupations
  Position with Registrant                 During Past Five Years                          Director Since(1)
  ------------------------                 ----------------------                          --------------
Theodore H. Dolci, Jr.,  41    President, Ted Dolci Excavating, Inc.                             1989

Michael E. Golden, 54,         Chairman and Chief Executive Officer, First                       1988
Vice Chairman of the Board     Colonial Securities Group, Inc., a full
                               service stock and bond brokerage; Vice
                               Chairman, Admiralty Bank (Palm Beach Gardens,
                               Florida)

----------
(1)  Includes prior service on Board of Directors of the Bank.

Thomas L. Gray, Jr., 53,       President and Chief Executive Officer of the                      1988
President and Chief            Company and the Bank; Director, Admiralty Bank
Executive Officer              (Palm Beach Gardens, Florida)

Bruce A. Mahon,  67,           Chairman of the Board of the Company and the                      1988
Chairman of the Board          Bank; Chairman, Admiralty Bank (Palm Beach
                               Gardens, Florida)

James E. Quackenbush, 68       Retired, formerly Managing Partner, Malesard,                     1988
                               Quackenbush, Swift & Company, Certified Public
                               Accountants

Steven L. Shapiro, 57          Chairman of Alloy, Silverstein, Shapiro,                          1992
                               Adams, Mulford & Co., Certified Public
                               Accountants, Cherry Hill, New Jersey.  Mr.
                               Shapiro is Commissioner of the New Jersey
                               Casino Reinvestment Development Authority and
                               Trustee of the New Jersey Hospital
                               Foundation.  Mr. Shapiro is also a member of
                               the Executive Advisory Council of Rutgers
                               University and serves on the board of the
                               Student Loan Marketing Corporation in
                               Washington, D.C.

Shelley M. Zeiger, 62          Chairman, Zeiger Enterprises, Inc., an import an                  1992
                               export company

Mark A. Wolters, 37,           Executive Vice President of the Company and
Executive Vice President       the Bank; Director, Admiralty Bank (Palm Beach                    1994
                               Gardens, Florida)

Joseph J. Oakes, III, 55       President, Acorn Financial Services, a                            1988
                               financial services and insurance brokerage firm

     No director of the Company is also a director of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

     Following is a list of the names of all executive officers of the Registrant who are not also directors, together with their ages, their positions and offices with the Registrant, and their principal occupations during the past five years:

        Name, Age and                       Principal Occupations
  Position with Registrant                 During Past Five Years                          Officer Since
  ------------------------                 ----------------------                          -------------
Richard P. Rosa, 46,           Chief Financial Officer of Carnegie Bank,                         1995
Chief Financial Officer        N.A., since April 1995; Director, Admiralty
                               Bank (Palm Beach Gardens, Florida); Formerly,
                               Executive Vice President and Chief Financial
                               Officer of Lakeland First Financial Group,
                               Inc. and its wholly-owned subsidiary,
                               Lakeland Savings Bank

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth a summary for the last three (3) fiscal years of the cash and non-cash compensation awarded to, earned by, or paid to, the Chief Executive Officer of the Company and each of the most highly compensated executive officers who were serving as executive officers of the Registrant at December 31, 1997 and whose individual remuneration exceeded $100,000 for the last fiscal year (collectively, "Named Officers").

                           SUMMARY COMPENSATION TABLE

                         Cash and Cash Equivalent Forms
                                 of Remuneration

                                                                     Long Term
                                                                    Compensation
                                                                     Securities
Name and Current              Annual    Annual     Other Annual      Underlying
Principal Position    Year    Salary    Bonus(1)  Compensation(2)     Options
------------------    ----    ------    --------  ---------------     -------

Thomas L. Gray, Jr.   1997  $210,000    $449,508     $20,900(3)        19,425
President and Chief   1996  $130,000    $173,133     $20,872            -0-
Executive Officer     1995  $130,000    $142,585     $19,409           54,475

Mark A. Wolters       1997  $100,000    $ 57,711     $14,420(3)        14,175
Executive Vice        1996  $ 80,000    $ 57,711     $14,467            -0-
President             1995  $ 80,000    $ 47,528     $12,932           13,114


Richard P. Rosa       1997  $ 85,000    $ 20,199     $ 5,000            8,925
Senior Vice
President and Chief
Financial Officer

----------
(1) Bonuses earned for services rendered in the indicated years although payment may have been made in subsequent years.

(2) Other annual compensation includes director fees, insurance premiums and the personal use of Company automobiles, or automobile allowance.

(3) In 1997, Mr. Gray received $18,450 for attending meetings of the Board of Directors and special committees of the Board and Mr. Wolters received $11,550 for attending meetings of the Board of Direcors and special committees of the Board.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

The following table sets forth with respect to grants of stock options made during 1997 to each of the Named Officers; (i) the name of such officer; (ii) the number of options granted; (iii) the percent the grant represents of the total options granted to all employees during 1997; (iv) the per share exercise price of the options granted; (v) the expiration date of the options; and (vi) the Black-Scholes value of the options at grant date.

                                         Percent of Total
                     No. of Securities     Options/SARs       Exercise of
                        Underlying          Granted to         Base Price
                   Options/SARs Granted    Employees in        ($/Share)       Expiration      Grant Date Present
         Name               (#)            Fiscal Year          1/15/07           Date              Value (1)

Thomas L. Gray, Jr.        19,425             15.42%            $17.86          1/15/07              $59,810
Mark A. Wolters            14,175             11.25%            $17.86          1/15/07              $43,645
Richard P. Rosa             8,925              7.08%            $17.86          1/15/07              $27,480

(1) The values shown reflect standard application of the Black-Scholes pricing model using (i) a 20% stock price volatility, (ii) an expected term of five years, (iii) a risk-free interest rate of 6.17%, and (iv) a dividend yield of 3.00%. The values do not take into account risk factors such as non-transferability and limits on exercisability. In assessing the values indicated in the above table, it should be kept in mind that no matter what theoretical value is placed on a stock option on the date of grant, the ultimate value of the option is dependent on the market value of the Common Stock at a future date, which will depend to a large degree on the efforts of the named officers to bring future success to the Company for the benefit of all stockholders.

                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL
                   YEAR AND FISCAL YEAR END OPTION/SAR VALUES

The following table sets forth with respect to each exercise of stock options during 1997 by each of the Named Officers and the year-end value of unexercised options on an aggregated basis: (i) the name of each such officer; (ii) the number of shares received upon exercise; (iii) the aggregate dollar value realized upon exercise; (iv) the total value of unexercised options held at December 31, 1997 separately identifying the exercisable and unexercisable options; and (v) the aggregate dollar value of in-the-money, unexercised options held at December 31, 1997, separately identifying the exercisable and unexercisable options.

                                                                                            Value of Unexercised
                                                                 No. of Securities          In-the-Money Options at FY
                                                                 Underlying Unexercised     End ($) (based on $34.37
                                                                 Options at FY End (#)      per share)
                           Shares Acquired    Value              Exercisable/               Exercisable/
          Name             on Exercise (#)    Realized           Unexercisable              Unexercisable

Thomas L. Gray, Jr.            13,208         $291,745           73,822 / 29,584            $ 1,705,875 / $578,412

Mark A. Wolters                    --              --            32,181 / 14,247            $   742,051 / $256,907

Richard P. Rosa                    --              --             7,235 /  8,363            $   149,410 / $148,096

                            COMPENSATION OF DIRECTORS

Directors of the Company receive no remuneration for their service on the Board of Directors of the Company. Directors of the Bank, other than full-time employees of the Bank, receive a $5,000 annual retainer, payable quarterly. All directors of the Bank receive fees of $750 per Board meeting attended and $300 per committee meeting attended, except that the Chairman of the Audit Committee receives $600 per Audit Committee meeting attended. In addition, Mr. Michael Golden, in his capacity as Vice Chairman of the Bank, receives an annual stipend of $12,000. Mr. Gray does receive Board meeting and Loan Committee (of the Bank) meeting fees and Mr. Wolters does receive Board meeting fees.

The Company has entered into a consulting agreement with Mr. Bruce Mahon, Chairman of the Board of the Company. Pursuant to the consulting agreement, Mr. Mahon receives an annual consulting fee of $100,000. The consulting agreement has a term of two years. The consulting agreement can be terminated by the Company at any time for cause. Cause is defined in the consulting agreement as consultant's (i) willful and continued failure to perform his duties; (ii) fraud, misappropriation or other intentional damage to the property or business of the Company or (iii) the consultant's admission or conviction of, or plea of nolo contendere to, any felony that adversely affects the Company. In the event of Mr. Mahon's death, the Company is obligated to reimburse his estate for any unpaid fees and expenses for services rendered prior to his death. In addition, Mr. Mahon also receives certain insurance benefits directly from the Company which are not included in the consulting agreement.

The Company maintains a 1995 Directors Stock Option Plan ("1995 Directors Plan"). Under the 1995 Directors' Plan, 151,315 shares of Common Stock have been reserved for issuance, as adjusted to reflect stock dividends declared by the Company from time to time. Directors of the Company, the Bank and any other subsidiaries which the Company may acquire or incorporate are eligible to participate in the 1995 Directors Plan. The 1995 Directors Plan is administered by the Company's Board of Directors which has the power to designate which directors will receive options and the terms of such options. No option may be exercised more than ten years after the date of its grant.

The Company maintains the 1993 Stock Option Plan for Non-Employee Directors (the "Outside Directors' Plan"). Under the Outside Directors' Plan, 42,000 shares of Common Stock have been reserved for issuance, adjusted to reflect stock dividends declared subsequent to the adoption of the Outside Directors' Plan. Non-employee Directors of the Company, the Bank and any other subsidiaries which the company may acquire or incorporate participate in the Outside Directors' Plan. Each participant in the Outside Directors' Plan automatically receives an option to purchase 5,000 shares of Common Stock effective as of the date such participant commences his service on the Board of Directors. No option may be exercised more than ten years after the date of its grant. The purchase price of the shares of Common Stock subject to options under the Outside Directors' Plan is 100% of the fair market value on the date such option is granted. There are no more shares available for issuance under the Outside Directors' Plan.

On January 15, 1997, the Board of Directors adopted the Carnegie Bancorp 1997 Stock Option Plan which provides for grants of stock options to officers, directors and employees of the Company.

The 1997 Plan is administered by the Company's Board of Directors, which has the authority to designate the optionees and to determine the number of shares subject to each option, the date of grant and the terms and conditions governing the option, including any vesting schedule. The Board of Directors also designates whether options granted under the 1997 Plan are non-statutory stock options or incentive stock options. In addition, the Board is charged with the responsibility of interpreting the 1997 Plan and making all administrative determinations thereunder.

All directors, officers and employees of the Company or its subsidiaries are eligible to receive options under the 1997 Plan.

The 1997 Plan authorized the Company to issue 274,000 shares of the Common Stock pursuant to options. However, pursuant to the terms of the 1997 Plan, no options may first become exercisable if on such date options to purchase in excess of 15% of the Company's outstanding Common Stock are then exercisable. New options may only become exercisable for the first time if and to the extent their exercisability will not cause exercisable options to purchase in excess of 15% of the Company's outstanding Common Stock to be outstanding under all of the Company's stock option plans in the aggregate.

                              EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with Mr. Thomas L. Gray, Jr., its President and Chief Executive Officer, and Mr. Mark A. Wolters, its Executive Vice President. The employment agreements are intended to ensure that the Company will be able to maintain a stable and competent management base. The continued success of the Company depends, to a significant degree, on the skills and competence of Mr. Gray and Mr. Wolters.

The employment agreement with Mr. Gray (the "Gray Employment Agreement") provides for a three-year term, and further provides that it will automatically be renewed for a one-year term on each anniversary date unless, ninety days prior to such anniversary date, either party provides written notice of its intention not to renew. The Gray Employment Agreement provides that Mr. Gray will receive an annual base salary of $210,000 for fiscal 1997, and that his base salary will be reviewed annually by the Board of Directors. In addition, the Gray Employment Agreement provides that Mr. Gray is to receive an annual bonus of not less than 6% of the adjusted net after tax income of the Company and such other compensation as determined by the Board of Directors. The Gray Employment Agreement permits the Company to terminate Mr. Gray's employment for cause at any time. The Gray Employment Agreement defines cause to mean (i) willful and continued failure to perform duties; (ii) fraud, misappropriate or material damage to the property or business of the Company; (iii) willful violation of law or conviction or admission of, or plea of nolo contendere to, any felony which would adversely affect the executive's ability to perform his duties; or (iv) willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease-and-desist order issued by, or regulatory consent agreement with, any banking regulatory agency having jurisdiction over the Company or any of its subsidiaries. In the event Mr. Gray is terminated for reasons other than cause prior to the expiration of the term of the Agreement, Mr. Gray shall be entitled to receive his base salary and bonus for the remaining term. In addition, the Company is to maintain medical and life insurance benefits for Mr. Gray for the remaining term. Mr. Gray may terminate his employment upon sixty (60) days' notice to the Company. Upon the occurrence of a change in control (as defined in the Gray Employment Agreement) which results in Mr. Gray's involuntary termination without cause or Mr. Gray's voluntary resignation within 18 months of such change in control because (i) he is reassigned to a position of lesser rank or status than chief Executive Officer; (ii) his place of employment is relocated by more than thirty miles from its location as of the date of the Employment Agreement; or (iii) his compensation or other benefits are reduced, Mr. Gray will be entitled to receive his base salary and bonuses for a period of thirty (30) months after such termination. In addition, the Company will continue to maintain Mr. Gray's medical and dental insurance and other benefits in effect through the end of such 30-month period.

The Company has entered into an employment agreement with Mark A. Wolters, the Executive Vice President of the Company (the "Wolters Employment Agreement"). Pursuant to the Wolters Employment Agreement, Mr. Wolters is to be employed for a term of three years and his employment is subject to automatic renewal of an additional one-year term on each anniversary date unless, ninety days prior to such anniversary date, either party provides written notice of its intention not to renew. Mr. Wolters' annual base salary is $100,000 for fiscal 1997 and this base salary is subject to annual review by the Board of Directors. In addition, Mr. Wolters is entitled to receive a bonus in an amount equal to 2% of the adjusted net after-tax income of the Company and such other compensation as determined by the Board of Directors. The Wolters Employment Agreement permits the Company to terminate Mr. Wolters' employment for cause. Cause is defined under the Wolters Employment Agreement in the same manner as it is defined under the Gray Employment Agreement. In the event Mr. Wolters is terminated for reasons other than cause prior to the expiration of the initial three-year term, Mr. Wolters shall be entitled to receive his base salary and bonus for the remaining term. Mr. Wolters may terminate his employment upon sixty (60) days' written notice to the Company. In addition, the Company shall maintain his medical and dental insurance and other benefits for the remaining term. Upon the occurrence of a change in control (as defined in the Wolters Employment Agreement) and the subsequent involuntary termination of Mr. Wolters without cause or his voluntary resignation within 18 months of such change in control because (i) he is reassigned to a position of lesser rank or status than Executive Vice President,
(ii) his principal place of employment is moved by more than 30 miles from its current place, or (iii) his compensation or other benefits are reduced, Mr. Wolters will be entitled to receive his then current base salary and bonus for 18 months after such termination. In addition, the Company will continue to maintain Mr. Wolters' medical and dental insurance and other benefits in effect through the end of such 18-month period.

                       BOARD COMPENSATION COMMITTEE REPORT
                            ON EXECUTIVE COMPENSATION

The Company does not maintain a standing Compensation Committee. The compensation payable to the Company's executive officers is determined by the Board of Directors of the Company, without the participation of Messrs. Gray and Wolters on any compensation matter directly related to them individually.

                          EXECUTIVE COMPENSATION POLICY

The Company's policy is to compensate its executives fairly and adequately for the responsibility assumed by them for the success and direction of the Company, the effort expended in discharging that responsibility and the results achieved directly or indirectly from each executive's performance. "Fair and adequate compensation" is established after careful review of:

     1. The Company's earnings;

     2. The Company's performance as compared to other companies of similar size and market area; and

     3. Comparison of what the market demands for compensation of similarly situated and experienced executives.

Total compensation takes into consideration a mix of base salary, bonus, perquisites and stock options. The particular mix is established in order to competitively attract competent professionals, retain those professionals, and reward extraordinary achievement.

The Board of Directors also considers net income for the year and earnings per share of the Company before finalizing officer increases for the coming year.

Based upon its current levels of compensation, the Company is not affected by the provisions of the Internal Revenue Code which limits the deductibility to a company of compensation in excess of $1 million paid to any of its top five executives. Thus, the Company has no policy as to that subject.

BASE SALARY

The Board of Directors bears the responsibility for establishing base salary.

Salary is minimum compensation for any particular position and is not tied to any performance formula or standard. However, that is not to say that poor performance will not result in termination. Acceptable performance is expected of all executive officers as a minimum standard.

To establish salary, the following criteria are used:

     1. Position description.

     2. Direct responsibility assumed.

     3. Comparative studies of peer group compensation. Special weight is given to local factors as opposed to national averages.

     4. Earnings performance of the Company resulting in availability of funds for payment of salary expense.

     5. Competitive level of salary to be maintained to attract and retain qualified and experienced executives.

ANNUAL BONUSES

Each year the Board establishes the parameters for the award of a bonus and the size of the pool of available bonus money. The current parameters are related to the Company's net income after taxes.

STOCK OPTIONS

Stock option awards are determined by the Board's Stock Option Committee.

The Stock Option Committee meets to evaluate meritorious performance of all officers and employees for consideration to receive stock options.

The Stock Option Committee makes awards based upon the following criteria:

     1. Position of the officer or employee in the Company.

     2. The benefit which the Company has derived as a result of the efforts of the award candidate under consideration.

     3. The Company's desire to encourage long-term employment of the award candidate.

PERQUISITES

Perks, such as company automobiles and their related expenses, country club memberships, auxiliary insurance benefits and other perks which the Board may approve from time to time are determined and awarded pursuant to evaluation under the same criteria used to establish base salary.

The Company has long believed that a strong, explicit link should exist between executive compensation and the value delivered to shareholders. The bonus program and the stock option awards both provide competitive compensation while mirroring the Company's performance. Since the bonus is based on a direct, explicit link to the Company's performance, it is directly and explicitly linked to the value received by shareholders. The Company's profitability inures to the benefit of shareholders, and is a direct result of the direction established by management.

                        MEMBERS OF THE BOARD OF DIRECTORS

     Bruce A. Mahon                            James E. Quackenbush
     Theodore H. Dolci, Jr.                    Steven L. Shapiro
     Thomas L. Gray, Jr.                       Mark A. Wolters
     Michael E. Golden                         Shelly M. Zeiger
     Joseph J. Oakes, III

                                PERFORMANCE GRAPH

Set forth below is a graph and table comparing the yearly percentage change in the cumulative total shareholder return on the Commpany's Common Stock against (1) the cumulative total return on the NASDAQ Total U.S. Bank Index, and
(2) the cumulative total return on the SNL $250M-$500M Bank Index for the period commencing September 8, 1994, the date on which the Company commenced trading on the NASDAQ National Market, and ending December 31, 1997.

Cumulative total return on the Company's Common Stock, the NASDAQ Total U.S. Index and the SNL $250M-$500M Bank Index equals the total increase in value since September 8, 1994, assuming reinvestment of all dividends. The graph and table were prepared assuming that $100.00 was invested on September 8, 1994, in the Company's Common Stock, the NASDAQ Total U.S. Index and the SNL $250M-$500M Bank Index.

 [THE FOLLOWING TABLE WAS REPRESENTED BY A LINE CHART IN THE PRINTED MATERIAL.]

                                               PERIOD ENDING
                            ---------------------------------------------------
INDEX                          9/8/94  12/31/94  12/31/95   12/31/96  12/31/97
-------------------------------------------------------------------------------
Carnegie Bancorp               100.00     78.04    125.76     154.45    305.61
NASDAQ - Total US              100.00     98.13    138.79     170.70    209.47
SNL $250M-$500M Bank Index     100.00     97.22    131.20     170.36    294.65


The NASDAQ Total US Index consists of all NASDAQ National Market and SmallCap Stocks. The SNL $250M-$500M Bank Index consists of all publicly traded banks with assets between $250M and $500M

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 28, 1998, certain information concerning the ownership of shares of common Stock by (i) each person who is known by the company to own beneficially more than five percent (5%) of the issued and outstanding Common Stock, (ii) each director and nominee for director of the Company, (iii) each named executive officer described in the section captioned "Executive compensation", and (iv) all directors and officers as a group. Except as otherwise indicated, each individual named has sole investment and voting power with respect to the securities shown.

                                                  No. of Shares
                                                   Beneficially       Percent
Name of Beneficial Owner                            Owned (1)         of Class
------------------------                          --------------      --------

John Hancock Advisers, Inc.                         137,659(2)          5.00%
101 Huntington Avenue
Boston, Massachusetts 02199

Name of Directors and Executive Officers
----------------------------------------

Bruce A. Mahon                                       51,357(4)          1.84%
Thomas L. Gray, Jr.                                 116,201(5)          4.07%
Mark A. Wolters                                      49,609(6)          1.77%
Theodore H. Dolci, Jr.                               34,521(3)          1.24%
Michael E. Golden                                    77,143(7)          2.76%
Joseph J. Oakes, III                                 42,824(3)(8)       1.54%
James E. Quackenbush                                 54,415(3)(9)       1.96%
Steven L. Shapiro                                    29,663(10)         1.07%
Shelley M. Zeiger                                    31,750(11)         1.14%
Richard P. Rosa                                      22,285(12)          .80%
All Directors and Executive Officers                509,768            16.93%
  As a Group

(1) Beneficially owned shares include shares over which the named person exercises either sole or shared voting power or sole or shared investment power. It also includes shares owned (i) by a spouse, minor children or by relatives sharing the same home, (ii) by entities owned or controlled by the named person, and (iii) by other persons if the named person has the right to acquire such shares within 60 days by the exercise of any right or option. Unless otherwise noted, all shares are owned of record and beneficially by the named person, either directly or through the company's Dividend Reinvestment Plan.

(2) Based solely upon the most recent Schedule 13G filed by John Hancock Advisers, Inc. received by the Company.

(3) Includes 23,341 shares purchasable pursuant to options which are exercisable within sixty (60) days.

(4) Includes 2,808 shares beneficially owned by Mr. Mahon's spouse. Also included are 36,683 shares purchasable pursuant to options which are exercisable within sixty (60) days

(5) Includes 734 shares held by Mr. Gray's former spouse as guardian for his minor son, 1,350 shares held in a self-directed IRA, 2,126 shares under the Bank's 401(k) Plan and 78,678 shares purchasable pursuant to options which are exercisable within sixty (60) days.

(6) Includes 35,725 shares purchasable pursuant to options which are exercisable within sixty (60) days, 1,062 shares held in an IRA account and 2,120 shares under the Bank's 401(k) Plan.

(7) Includes 8,424 shares held in a Profit Sharing Plan of which Mr. Golden is the beneficiary, 5,643 shares in a retirement account and 9,004 shares held in a self-directed IRA. Also includes 40,515 shares purchasable pursuant to options which are exercisable within sixty (60) days.

(8) Includes 7,116 shares held in a Keogh Plan of which Mr. Oakes is the beneficiary and 11,086 shares in a retirement account.

(9) Includes 15,495 shares held in Mr. Quackenbush's self-directed IRA and 9,866 shares in the name of The Fairhurst Trust, of which Mr. Quackenbush's spouse is co-trustee and beneficiary and 100 shares in Mr. Quackenbush's spouse's self-directed IRA.

(10) Includes 4,282 shares held in Mr. Shapiro's self-directed IRA and 1,207 shares held in a voluntary Pension Plan of which Mr. Shapiro is trustee and beneficiary. Also includes 21,257 shares purchasable pursuant to options which are exercisable within sixty (60) days.

(11) Includes 1,348 shares held by Mr. Zeiger's spouse and minor child, and 21,257 shares purchasable pursuant to options which are exercisable within sixty (60) days.

(12) Includes 5,116 shares held in Mr. Rosa's self-directed IRA, 99 shares under the Bank's 401(k)

     Plan and 7,609 shares held in the name of Morris Area community foundation of which Mr. Rosa is Finance Chairman. Also includes 9,466 shares purchasable pursuant to options which are exercisable within sixty (60) days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Bank has made in the past and, assuming continued satisfaction of generally applicable credit standards, expects to continue to make loans to directors, executive officers and their associates (i.e., corporations or organizations for which they serve as officers or directors or in which they have beneficial ownership interests of ten percent or more). These loans have all been made in the ordinary course of the Bank's business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectability or present other unfavorable features.

Michael E. Golden is the Vice Chairman of the Board of the Company and is also the Chairman and CEO of First Colonial Securities Group, Inc. ("FCSG, Inc."). On October 6, 1997, the Company retained Janney Montgomery Scott Inc. and FCSG, Inc. (collectively, the "co-advisors") to act as financial advisors to the Company's Board of Directors in evaluating and responding to an unsolicited expression of interest to acquire the Company and to advise the Board with respect to potential strategic alternatives available to the Company. The Company paid a non-refundable advisory fee of $25,000 to the co-advisors upon retaining the co-advisors, and $100,000 upon execution of the Merger Agreement with Sovereign Bancorp Inc. on December 12, 1997. Under the terms of the Company's engagement of the co-advisors, half of the foregoing fees were paid to FCSG, Inc. Additionally, each co-advisor would be entitled to receive a payment equal to one-half of 1.5% of the aggregate consideration received by the Company or its shareholders upon consummation of the Merger, less its respective portion of the $125,000 fee already paid during 1997.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)(1)  Financial Statements

         Consolidated Balance Sheets
         Consolidated Statements of Income
         Consolidated Statements of Changes in Stockholders' Equity Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

 (a)(2)  Financial Statement Schedules

         None

 (a)(3)  Exhibits

Exhibit
Number    Description of Exhibits
------    -----------------------
(2)       Agreement and Plan of Merger dated as of December 12, 1997 between the Company and Sovereign
            Bancorp, Inc. (Filed herewith)
3(i)      Certificate of Incorporation of the Company(1)
3(ii)     Bylaws of the Company(1)
4(i)      Warrant Agreement/Form of Warrant Certificate(2)
4(ii)     Form of Stock Certificate(2)
10(i)     1993 Employee Stock Option Plan(1)
10(ii)    1993 Stock Option Plan for Non-Employee Directors(1)
10(iii)   1995 Directors' Stock Option(3)
10(iv)    1995 Employee Stock Option Plan(3)
10(v)     1997 Stock Option Plan(4)
10(vi)    Employment Agreement between the Registrant and Thomas L. Gray, Jr.(5)
10(vii)   Employment Agreement between the Registrant and Mark A. Wolters(6)
10(viii)  Consulting Agreement between the Registrant and Bruce A. Mahon(7)
21        Subsidiaries of the Company (Filed herewith)
23        Consent of Coopers & Lybrand L.L.P. (Filed herewith)
27        Financial Data Schedule (Filed herewith)

----------
(1) Incorporated by reference from Exhibits 2(a) to 99(b) from the Registrant's Registration Statement on Form S-4, Registration No. 33-72088.

(2) Incorporated by reference from Registrant's Registration Statement on Form SB-2, Registration No. 33-80426 (Exhibit 4(i))

(3) Incorporated by reference from Registrant's Registration Statement on Form S-4, Registration No. 33-65197 (Exhibits 10(a) and 10(b)).

(4) Incorporated by reference to Exhibit 10(v) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(5) Incorporated by reference to Exhibit 10(vi) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(6) Incorporated by reference to Exhibit 10(vii) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(7) Incorporated by reference to Exhibit 10(viii) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(b)  Reports on Form 8-K.

The Registrant has filed the following reports on Form 8-K during the quarter ended December 31, 1997.

Date                                      Item Reported
----                                      -------------

December 31, 1997   Current Report on Form 8-K filed reporting the issuance of a press release dated December 15, 1997 regarding the signing of the Agreement andPlan of Merger between the Company and Sovereign Bancorp, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CARNEGIE BANCORP

                                      By:   /s/
                                          --------------------------------
                                          Thomas L. Gray, Jr.,
                                          President and Chief
                                          Executive Officer
March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  /s/
---------------------------------                             March 31, 1998
Theodore H. Dolci, Jr.

  /s/
---------------------------------                             March 31, 1998
Michael E. Golden

  /s/
---------------------------------                             March 31, 1998
Thomas L. Gray, Jr.
(Principal Executive Officer)

  /s/
---------------------------------                             March 31, 1998
Bruce A. Mahon

  /s/
---------------------------------                             March 31, 1998
Joseph J. Oakes, III

  /s/
---------------------------------                             March 31, 1998
James E. Quackenbush

  /s/
---------------------------------                             March 31, 1998
Steven L. Shapiro

  /s/
---------------------------------                             March 31, 1998
Mark A. Wolters

  /s/
---------------------------------                             March 31, 1998
Shelley M. Zeiger

---------------------------------                             March 31, 1998
Richard P.
Rosa
(Principal Financial Officer
 and Principal Accounting Officer)

REPORT OF INDEPENDENT ACCOUNTANTS
--------------------------------------------------------------------------------

To the Board of Directors and Stockholders of Carnegie Bancorp:

We have audited the accompanying consolidated balance sheets of Carnegie Bancorp and Subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carnegie Bancorp and Subsidiaries as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                 COOPERS & LYBRAND L.L.P.

Princeton, New Jersey
February 2,1998

CARNEGIE BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                                                  December 31,
                                                                                                          -------------------------
                                                                                                             1997            1996
                                                                                                          ---------       ---------
                                                                                                            (Dollars in thousands)
ASSETS
Cash and cash equivalents:
  Cash and due from banks .........................................................................       $  14,385       $  16,745
  Federal funds sold ..............................................................................           1,725               0
---------------------------------------------------------------------------------------------------       ---------       ---------
                 Total cash and cash equivalents ..................................................          16,110          16,745
---------------------------------------------------------------------------------------------------       ---------       ---------
Investment Securities:
  Available for sale ..............................................................................          52,483          30,110
  Held to maturity (market value $68,993 at December 31, 1997
    and $23,258 at December 31, 1996) .............................................................          68,988          23,264
---------------------------------------------------------------------------------------------------       ---------       ---------
                 Total investment securities ......................................................         121,471          53,374
---------------------------------------------------------------------------------------------------       ---------       ---------
Loans, net of allowance for loan losses of $2,956 at December 31, 1997
  and $2,665 at December 31, 1996 .................................................................         284,789         263,797
Premises and equipment, net .......................................................................           4,235           4,482
Other real estate owned ...........................................................................             523             473
Accrued interest receivable and other assets ......................................................           4,758           4,486
---------------------------------------------------------------------------------------------------       ---------       ---------
                 Total Assets .....................................................................       $ 431,886       $ 343,357
===================================================================================================       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing demand deposits ............................................................       $  56,430       $  42,372
  Interest bearing deposits:
    Savings deposits ..............................................................................         156,981         139,671
    Other time deposits ...........................................................................          43,741          62,008
    Certificates of deposit $100,000 and over .....................................................          75,745          58,511
---------------------------------------------------------------------------------------------------       ---------       ---------
                 Total deposits ...................................................................         332,897         302,562
---------------------------------------------------------------------------------------------------       ---------       ---------
Short-term borrowings .............................................................................          32,300           1,000
Long-term debt ....................................................................................          29,425          14,425
Accrued interest payable and other liabilities ....................................................           2,040           1,628
---------------------------------------------------------------------------------------------------       ---------       ---------
                 Total liabilities ................................................................         396,662         319,615
---------------------------------------------------------------------------------------------------       ---------       ---------
Commitments and contingencies
Stockholders' equity:
  Common stock, no par value, authorized 5,000,000 shares;
    issued and outstanding 2,751,816 at December 31, 1997
    and 1,940,942 at December 31, 1996 ............................................................          13,759           9,705
  Capital surplus .................................................................................          19,486          12,711
  Undivided profits ...............................................................................           1,942           1,530
  Net unrealized holding gains (losses) on securities available for
    sale ..........................................................................................              37            (204)
---------------------------------------------------------------------------------------------------       ---------       ---------
                 Total stockholders' equity .......................................................          35,224          23,742
---------------------------------------------------------------------------------------------------       ---------       ---------
                 Total Liabilities and
                      Stockholders' Equity ........................................................       $ 431,886       $ 343,357
===================================================================================================       =========       =========


See accompanying notes to consolidated financial statements.

CARNEGIE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME



                                                                                                Year Ended December 31,
                                                                                   ------------------------------------------------
                                                                                     1997                1996                1995
                                                                                   --------            --------            --------
                                                                                     (Dollars in thousands, except per share data)
Interest income:
  Loans, including fees ................................................           $ 25,853            $ 20,225            $ 14,727
  Federal funds sold ...................................................                284                 106                 475
  Investment securities:
    Taxable ............................................................              5,828               3,750               2,535
    Tax-exempt .........................................................                449                 383                 969
------------------------------------------------------------------------           --------            --------            --------
                Total interest income ..................................             32,414              24,464              18,706
------------------------------------------------------------------------           --------            --------            --------
Interest expense:
  Savings deposits .....................................................              7,301               3,519               3,096
  Other time deposits ..................................................              3,445               3,448               2,947
  Certificates of deposit $100,000 and over ............................              3,062               2,128               2,124
  Short-term borrowings ................................................              1,159               1,160                 297
  Long-term debt .......................................................              1,070                 629                --
------------------------------------------------------------------------           --------            --------            --------
                Total interest expense .................................             16,037              10,884               8,464
------------------------------------------------------------------------           --------            --------            --------

                Net interest income ....................................             16,377              13,580              10,242

Provision for loan losses ..............................................                446               1,609                 369
------------------------------------------------------------------------           --------            --------            --------
                Net interest income after provision
                  for loan losses ......................................             15,931              11,971               9,873
------------------------------------------------------------------------           --------            --------            --------
Non-interest income:
  Service fees on deposits .............................................                456                 422                 433
  Other fees and commissions ...........................................                468                 339                 311
  Gain on sale of other real-estate owned ..............................                 66                 294                --
  Investment securities gains ..........................................                150                 399                 132
  Investment securities losses .........................................               (106)                (94)               (132)
------------------------------------------------------------------------           --------            --------            --------
                Total non-interest income ..............................              1,034               1,360                 744
------------------------------------------------------------------------           --------            --------            --------
Non-interest expense:
  Salaries and wages ...................................................              4,296               3,826               2,683
  Employee benefits ....................................................                971                 858                 692
  Occupancy expense ....................................................              1,548               1,466               1,024
  Furniture and equipment ..............................................              1,130                 915                 583
  Other ................................................................              3,537               2,989               2,742
------------------------------------------------------------------------           --------            --------            --------
                Total non-interest expense .............................             11,482              10,054               7,724
------------------------------------------------------------------------           --------            --------            --------
                Income before income taxes .............................              5,483               3,277               2,893
Income tax expense .....................................................              1,858               1,133                 765
------------------------------------------------------------------------           --------            --------            --------

                Net Income .............................................           $  3,625            $  2,144            $  2,128
========================================================================           ========            ========            ========

Per Common Share:
  Basic Earnings per Share .............................................           $   1.55            $   1.10            $   1.11
  Diluted Earnings per Share ...........................................           $   1.42            $   1.00            $   1.08
========================================================================           ========            ========            ========

Weighted Average Shares Outstanding
(in thousands)
  Basic ................................................................              2,336               1,944               1,925
  Diluted ..............................................................              2,544               2,141               1,965
========================================================================           ========            ========            ========

See accompanying notes to consolidated financial statements.

CARNEGIE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY





                                                                                                  Unrealized
                                                                                               Holding Gain (Loss)         Total
                                                   Common        Capital       Retained      on Securities Available   Stockholders'
                                                    Stock        Surplus       Earnings          For Sale, Net             Equity
                                                 ------------  ------------   ------------    ---------------------     ------------
                                                                            (Dollars in thousands)
Balance,
December 31, 1994                                     $8,160       $10,249         $1,333              ($1,686)          $18,056
  5% stock dividend issued
  (82,637 shares)                                        413           496           (909)                  --                 -
  Net income                                              --            --          2,128                   --             2,128
  Cash dividend ($ .48 per share)                         --            --           (839)                  --              (839)
   Issuance of 39,814 common shares for
          options and warrants exercised                 199           124             --                   --               323
   Increase in fair value adjustment -
         securities available for sale, net               --            --             --                2,126             2,126
---------------------------------------------------------------------------------------------------------------------------------

Balance,
December 31, 1995                                      8,772        10,869          1,713                  440            21,794
  5% stock dividend issued
  (87,518 shares)                                        438           984         (1,422)                  --                 -
  Net income                                              --            --          2,144                   --             2,144
  Cash dividend ($ .49 per share)                         --            --           (905)                  --              (905)
   Issuance of 98,983 common shares for
          options and warrants exercised                 495           858             --                   --             1,353
   Increase (decrease) in fair value adjustment -
         securities available for sale, net               --            --             --                 (644)             (644)
---------------------------------------------------------------------------------------------------------------------------------

Balance,
December 31, 1996                                      9,705        12,711          1,530                 (204)           23,742
  5% stock dividend issued
  (98,926 shares)                                        495         1,360         (1,855)                  --                 -
  Net income                                              --            --          3,625                   --             3,625
  Cash dividend ($ .56 per share)                         --            --         (1,358)                  --            (1,358)
   Issuance of 711,948 common shares for
          options and warrants exercised               3,559         5,274             --                   --             8,833
   Tax benefit on exercised options                       --           141             --                   --               141
   Increase (decrease) in fair value adjustment -
         securities available for sale, net               --            --             --                  241               241
---------------------------------------------------------------------------------------------------------------------------------

Balance,
December 31, 1997                                    $13,759       $19,486         $1,942                  $37           $35,224
=================================================================================================================================



See accompanying notes to consolidated financial statements.

CARNEGIE BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Year Ended December 31,
                                                                                      ---------------------------------------------
                                                                                        1997               1996              1995
                                                                                      ---------         ---------         ---------
                                                                                                 (Dollars in thousands)
Cash flows from operating activities:
  Net income .................................................................        $   3,625         $   2,144         $   2,128
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization ..........................................            1,146             1,002               539
      Provision for loan losses ..............................................              446             1,609               369
      Accretion of investment discount .......................................             (200)               (9)              (18)
      Amortization of investment premium .....................................              475               356               356
      Gain on sale of available-for-sale securities ..........................             (150)             (399)             (132)
      Loss on sale of available-for-sale securities ..........................              106                94               132
      Gain on sale of other real estate owned ................................              (66)             (294)             --
      Loss on disposal of equipment ..........................................               40              --                 321
      Decrease (increase) in deferred taxes ..................................               67              (838)            1,219
      (Increase) decrease in accrued interest receivable
        and other assets .....................................................             (482)              208            (2,521)
      Increase in accrued interest payable and
        other liabilities ....................................................              412               561               258
------------------------------------------------------------------------------        ---------         ---------         ---------
        Net cash provided by operating activities ............................            5,419             4,434             2,651
------------------------------------------------------------------------------        ---------         ---------         ---------
Cash flows from investing activities:
  Proceeds from sale of securities available-for-sale ........................           42,134            36,283            18,619
  Proceeds from maturities and principal paydowns of
    securities available-for-sale ............................................            3,355            10,946             3,802
  Proceeds from maturities and principal paydowns of
    securities held-to-maturity ..............................................            6,574             1,636              --
  Purchase of securities available-for-sale ..................................          (67,458)           (7,763)          (45,040)
  Purchase of securities held-to-maturity ....................................          (52,549)          (24,972)             --
  Net increase in loans made to customers ....................................          (22,194)         (103,630)          (24,111)
  Cash collected on previously charged-off loans .............................               61                10                52
  Additions to premises and equipment ........................................             (939)           (1,762)           (2,977)
  Proceeds from sale of other real estate owned ..............................              711               622              --
------------------------------------------------------------------------------        ---------         ---------         ---------
        Net cash used in investing activities ................................          (90,305)          (88,630)          (49,655)
------------------------------------------------------------------------------        ---------         ---------         ---------
Cash flows from financing activities:
  Net increase in deposits ...................................................           30,335            92,361            33,412
  Increase (decrease) in short-term borrowings ...............................           31,300           (16,500)           17,500
  Increase in long-term borrowings ...........................................           15,000            14,425              --
  Proceeds from common stock issued on exercise of
    options and warrants .....................................................            8,974             1,353               323
  Cash paid for dividends ....................................................           (1,358)             (905)             (839)
------------------------------------------------------------------------------        ---------         ---------         ---------
        Net cash provided by financing activities ............................           84,251            90,734            50,396
------------------------------------------------------------------------------        ---------         ---------         ---------
Net change in cash and cash equivalents ......................................             (635)            6,538             3,392
Cash and cash equivalents as of beginning of year ............................           16,745            10,207             6,815
------------------------------------------------------------------------------        ---------         ---------         ---------

Cash and cash equivalents as of end of year ..................................        $  16,110         $  16,745         $  10,207
==============================================================================        =========         =========         =========

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
  Interest ...................................................................        $  15,666         $  10,653         $   8,219
  Income taxes ...............................................................        $   1,701         $   1,377         $   1,014
Transfer of investment securities held to maturity to investment
  securities available for sale ..............................................             --                --           $  22,876
==============================================================================        =========         =========         =========

See accompanying notes to consolidated financial statements.

CARNEGIE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Carnegie Bancorp ("the Company"), a bank holding company, was incorporated on October 6, 1993 with authorized capital of 5,000,000 shares of no par value common stock. On April 12, 1994, the Company acquired 100 percent of the shares of Carnegie Bank, N.A. ("the Bank"). The transaction was accounted for in a manner similar to that of a pooling of interests.

The Company's primary business is ownership of the Bank. Carnegie Bank, N.A. is a national bank, which commenced business in 1988 as a state chartered commercial bank. The Bank currently operates from its main office in Princeton, New Jersey and from seven branch offices in Hamilton, Denville, Marlton, Toms River, Montgomery and Flemington, New Jersey and Langhorne, Pennsylvania. The deposits of the Bank are insured by the Bank Insurance Fund of the Federal Deposit Insurance Corporation. Carnegie Bank, N.A. is a member of the Federal Reserve System and Federal Home Loan Bank-New York.

Carnegie conducts a general commercial banking business. Carnegie's loan products consist primarily of commercial loans, commercial mortgages, loans to professionals secured by business or personal assets, and to a lesser extent, residential mortgage loans. Carnegie offers a full array of deposit accounts including time deposits, checking and other demand deposit accounts, savings accounts and money market accounts. Carnegie targets small businesses, professionals, and high net worth individuals as its prime customers, and does not engage in high volume, consumer banking.

The accounting and reporting policies of the Company conform with generally accepted accounting principles and general practice within the banking industry. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the financial statement date and the reported amounts of revenues and expenses during the reporting period. Since management's judgment involves making estimates concerning the likelihood of future events, the actual results could differ from those estimates which will have a positive or negative effect on future period results. The policies which materially affect the determination of financial position, results of operations and cash flows are summarized below.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, Carnegie Bank, N.A., and TMRF, LLC, a limited liability company formed to acquire, hold, operate and dispose of real property. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications - Certain amounts in the financial statements presented for prior periods have been reclassified to conform with 1997 presentation.

Statement of Cash Flows - The statement of cash flows is presented using the indirect method of presentation. Cash equivalents, for the purposes of this statement are defined as cash and due from banks and other short term investments with an original maturity of 90 days or less.

Investment Securities - Effective January 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS 115"). SFAS 115 requires that an enterprise classify its investments in debt and readily marketable equity securities as either securities held to maturity (carrying amount equals amortized cost), securities available for sale (carrying amounts equal estimated fair value; unrealized gains and losses recorded in a separate component of stockholders' equity, net of taxes) or trading securities (carrying amount equals estimated fair value; unrealized gains and losses included in the determination of net income).

The Company has evaluated all of its investments in debt securities and has classified them as either held to maturity or available for sale. Any security which is a U.S. Government security, U.S. Government agency security, an agency mortgage-backed security, or an obligation of a state or political subdivision may be placed in the held-to-maturity category if acquired with the intent and ability to maintain the security in the portfolio until maturity. Premiums and discounts on these securities are amortized or accreted on a basis that approximates the effective yield method. Realized gains and losses from sale of securities available for sale are determined on a specific identification cost basis.

Loans - Loans are stated at principal amounts outstanding, net of unearned discount and net deferred loan origination fees and costs. Interest income on loans is accrued and credited to interest income monthly as earned. Loan origination fees and certain direct loan origination costs are deferred and the net amount is amortized as an adjustment of the related loan's yield. Net loan fees are generally amortized over the contractual lives of the related loans.

Loans are reported as non-accrual if they are past due as to principal or interest payments for a period of more than ninety days. Exceptions may be made if a loan is adequately collateralized and in the process of collection. At the time a loan is placed on a non-accrual status, previously accrued and uncollected interest is reversed against interest income in the current period. Only after collection of loan principal is assured is interest on such loans recognized as income. A loan is returned to an accrual status when factors indicating doubtful collectibility no longer exist and the borrower has performed satisfactorily under the contractual terms of the loan for a period not less than six months.

In May 1993, SFAS No. 114 "Accounting by Creditors for Impairment of a Loan" was issued and subsequently amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. " These statements specify how allowances for credit losses related to certain loans should be determined. They require impaired loans, including troubled debt restructured, to be measured based on the present value of expected future cash flows discounted at the loan's effective rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The implementation of these statements did not have a significant impact on the Company's financial statements.

Allowance for Loan Losses - An allowance for loan losses is generally established through charges to earnings in the form of a provision for loan losses. Loans which are determined to be uncollectible are charged against the allowance account and subsequent recoveries, if any, are credited to the account. In establishing an appropriate allowance, an assessment of the loan portfolio including past loan experience, economic conditions and other factors that, in management's judgment, warrant current recognition, are considered. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. It is reasonably possible that the above factors may change significantly and therefore affect management's determination of the allowance for loan losses in the near term.

Impaired Loans - In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan SFAS No. 114 as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure," was effective for fiscal years beginning after December 15,1994 and generally requires all creditors to account for impaired loans at the present value of the expected future cash flows discounted at the loan's effective interest rate or at the loan's fair value based upon the underlying collateral if the loan is collateral dependent.

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

Charge-off policy - An asset which no longer retains any value to the Bank will be charged off immediately. Assets whose value has depreciated will be charged off in part. Potential recovery against these assets is considered marginal, and recovery is expected to be long-term. All charge-offs must be approved by management and reported to the Board of Directors. Generally, Bank policy is to aggressively pursue any likely recovery against charged-off assets.

Accounting policy for interest income recognition - Impaired loans may be on accrual if management does not foresee loss of principal in part or whole. Interest on impaired loans is not capitalized and funded by the Bank. Impaired loans on non-accrual are recognized as those which may sustain some loss of principal due to impairment of credit or collateral quality. On such loans, payments by the borrower are recorded by the Bank as a reduction of principal, and interest is not accrued as income. Interest income will only be recognized after principal is repaid in full.

Homogeneous loans - Management evaluates all loans on an individual basis for impairment and application of SFAS No. 114.

Other Real Estate Owned - Other real estate owned includes property acquired through foreclosure and is carried at the lower of cost or fair value less costs to dispose. When the property is acquired, any excess of the loan balance over the fair value less costs to dispose is charged to the allowance for loan losses. Subsequent write-downs, it any, are included in non-interest expense. Carrying costs associated with the operation and maintenance of the property are expensed as incurred through current income and included in the other expense category, net of any associated income.

Premises and Equipment, Net - Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the terms of the leases or the estimated useful lives of the improvements. Expenditures for maintenance and repairs are charged to expenses as incurred. Gains and losses on dispositions are reflected in current operations.

Income Taxes - The Company follows the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences, which are inherent in the tax filing process, are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income in the current period that includes the enacted date.

Earnings Per Common Share ("EPS") - Earnings per common share is computed by dividing net income by the weighted average number of common shares and common share equivalents (when dilutive) outstanding during each year after giving retroactive effect to stock dividends declared. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The common share equivalents of options and warrants in the computation of diluted earnings per share is computed utilizing the Treasury Stock method. For purposes of this computation, the average market price of common stock during each three-month quarter included in the period being reported upon, is used, when dilutive.

CARNEGIE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2) EARNINGS PER SHARE ("EPS")

Following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                 Year Ended December 31, 1997
                                            -----------------------------------
                                              Income       Shares     Per-Share
                                            (Numerator) (Denominator)   Amount
                                            ----------- ------------   --------
NET INCOME                                     $3,625
                                            ---------

BASIC EPS
Income available to common shareholders         3,625        2,336       $1.55
                                                                      ========

EFFECT OF DILUTIVE SECURITIES
Options and Warrants                                           208
                                            ---------   ----------

DILUTED EPS
Income available to common shareholders
     + assumed conversions                     $3,625        2,544       $1.42

                                            =========   ==========    ========

                                                 Year Ended December 31, 1996
                                            -----------------------------------
                                             Income        Shares     Per-Share
                                            (Numerator) (Denominator)   Amount
                                            ----------- ------------   --------
NET INCOME                                     $2,144
                                            ---------

BASIC EPS
Income available to common shareholders         2,144        1,944       $1.10
                                                                      ========

EFFECT OF DILUTIVE SECURITIES
Options and Warrants                                           197
                                            ---------   ----------

DILUTED EPS
Income available to common shareholders
     + assumed conversions                     $2,144        2,141       $1.00
                                            ==========  ===========   ========

                                                 Year Ended December 31, 1995
                                            ---------------------------------
                                              Income       Shares     Per-Share
                                            (Numerator) (Denominator)   Amount
                                            ----------- ------------   --------
NET INCOME                                     $2,128
                                            ---------

BASIC EPS
Income available to common shareholders         2,128        1,925       $1.11
                                                                      ========

EFFECT OF DILUTIVE SECURITIES
Options and Warrants                                            40
                                            ---------   ----------

DILUTED EPS
Income available to common shareholders
     + assumed conversions                     $2,128        1,965       $1.08
                                            =========   ==========    ========


Options and warrants to purchase 825 thousand shares of common stock at an average exercise price of $14.02 per share were outstanding during the first eight months of 1995 but were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

CARNEGIE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)  CASH AND DUE FROM BANKS

The Company maintains various deposits in other banks. At December 31, 1997 and 1996 average cash balances reserved to meet Federal Regulatory requirements of $2,373,000 and $1,202,000 respectively, were maintained at the Federal Reserve Bank of Philadelphia.

(4) INVESTMENT SECURITIES
--------------------------------------------------------------------------------

The following is a comparative summary of investment securities at December 31:

                                             Gross       Gross
                                Amortized  Unrealized  Unrealized      Market
                                  Cost       Gains       Losses        Value
                               ----------  ---------   ---------    ----------
(Dollars in thousands)
1997
Securities available for sale:
  U.S. Government ............   $13,068        $58     $    --       $13,126
  Mortgage-backed securities .    20,727        115         (92)       20,750
  Obligations of State and
        Political Subdivisions    10,369         20          --        10,389
  Other securities ...........     8,257         --         (39)        8,218
                               ----------  ---------   ---------    ----------
                                 $52,421       $193       ($131)      $52,483
                               ==========  =========   =========    ==========

Securities held to maturity:
  U.S. Government ............    $8,037       $199          --        $8,236
  Mortgage-backed securities .    60,951         53        (247)       60,757
                               ----------  ---------   ---------    ----------
                                 $68,988       $252       ($247)      $68,993
                               ==========  =========   =========    ==========

1996
Securities available for sale:
  U.S. Government ............    $5,986      $   -        ($50)       $5,936
  Mortgage-backed securities .    15,524         49        (267)       15,306
  Obligations of State and
        Political Subdivisions       890         --          --           890
  Other securities. ..........     8,032         --         (54)        7,978
                               ----------  ---------   ---------    ----------
                                 $30,432        $49       ($371)      $30,110
                               ==========  =========   =========    ==========

Securities held to maturity:
  U.S. Government ............    $9,035       $208    $     --        $9,243
  Mortgage-backed securities .    14,229         --        (214)       14,015
                               ----------  ---------   ---------    ----------
                                 $23,264       $208       ($214)      $23,258
                               ==========  =========   =========    ==========


The following table shows the amortized costs and market values of the Company's investment securities by contractual maturity as of December 31, 1997. Expected maturities of mortgage-backed securities may differ from contractual maturities because borrowers have the right to prepay obligations.

                                            Year Ended December 31, 1997
                                     -----------------------------------------
                                       Securities Held    Securities Available
                                         to Maturity            for Sale
                                     -------------------   -------------------
                                     Amortized   Market    Amortized   Market
                                        Cost      Value       Cost      Value
                                     --------    -------   --------    -------
                                                (Dollars in thousands)
Due 1 year or less ................   $  --      $  --      $ 3,275    $ 3,275
Due after 1 year through 5 years ..      --         --        4,956      4,957
Due after 5 years through 10 years      8,037      8,236     13,549     13,625
Due after 10 years ................    60,951     60,757     23,661     23,646
Federal Home Loan Bank stock ......      --         --        6,441      6,441
Federal Reserve Bank stock ........      --         --          539        539
                                     ------------------------------------------
                                      $68,988    $68,993    $52,421    $52,483
                                     ==========================================

Securities held to maturity and available for sale of $89,054,000 as of December 31, 1997 and $19,220,000 as of December 31, 1996 were pledged to secure public deposits and for other purposes as required or permitted by law.

CARNEGIE BANCORP AND SUBSIDIARIES

(5)     LOANS
--------------------------------------------------------------------------------

Loans at December 31, 1997 and 1996 consist of the following:

                                            1997           1996
                                        -----------    ------------
                                           (Dollars in thousands)

       Commercial and financial .......    $85,737         $79,907
       Real estate construction .......     11,412          16,905
       Residential mortgage ...........     24,527          23,173
       Commercial mortgage ............    152,477         133,908
       Installment ....................     13,592          12,569
       ------------------------------------------------------------
             Total loans ..............    287,745         266,462
       Less allowance for loan losses .      2,956           2,665
       ------------------------------------------------------------

             Loans, net ...............   $284,789        $263,797
       ============================================================

Included in loans receivable at December 31, 1997 and 1996 are loans amounting to $4,335,000 and $3,342,000 respectively, on which the accrual of interest has been suspended. Interest income that would have been accrued had these loans been current aggregated $405,000 and $370,000 at December 31, 1997 and 1996, respectively.

As of December 31, 1997 and 1996 the Bank had no loans to any single customer that exceeded 10% of the Bank's loan portfolio.

CARNEGIE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)

(6) ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------

An analysis of the allowance for loan losses for 1997, 1996 and 1995 is as follows:


                                              1997         1996         1995
                                            ---------   ----------   ----------
                                                   (Dollars in thousands)

       Balance, beginning of year ......      $2,665       $1,754       $1,400
       Provision charged to operations .         446        1,609          369
       Recoveries ......................          61           10           52
       Loans charged off. ..............        (216)        (708)         (67)
       ---------------------------------   ----------   ----------   ----------

       Balance, end of year ............      $2,956       $2,665       $1,754
       =================================   ==========   ==========   ==========

CARNEGIE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7) ACCOUNTING FOR LOAN IMPAIRMENT

Loans aggregated for evaluation under SFAS No. 114 are those loans risk rated by the Bank as substandard and doubtful. At December 31, 1997, the recorded investment in loans for which impairment has been recognized totaled $4,863,000. These loans have corresponding valuation allowance of $473,000. The total amount of impaired loans measured using the present value of expected future cash flows amounted to $1,785,000 and the total amount of impaired loans measured using the fair value of the loan's collateral amounted to $3,078,000. For the year ended December 31, 1997, the average recorded investment in impaired loans was approximately $4,927,000. The Company recognized $123,000 of interest on impaired loans on a cash basis, during the portion of the year that they were impaired.

At December 31, 1996, the recorded investment in loans for which impairment has been recognized totaled $4,175,000 of which $1,070,000 related to loans with no valuation allowance because the Bank expects repayment in full, and $3,105,000 is related to loans with a corresponding valuation allowance of $315,000. The total amount of impaired loans measured using the present value of expected future cash flows amounted to $714,000 and the total amount of impaired loans measured using the fair value of the loan's collateral amounted to $3,461,000. For the year ended December 31, 1996, the average recorded investment in impaired loans was approximately $3,523,000. The Company recognized $15,000 of interest on impaired loans on a cash basis, during the portion of the year that they were impaired.

CARNEGIE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(8) LOANS TO RELATED PARTIES
--------------------------------------------------------------------------------

Loans to related parties include loans made to certain officers, directors and their affiliated interests. An analysis of the activity of such related party loans for 1997 is as follows:



                                                           1997
                                                        ---------
                                                  (Dollars in thousands)
    Balance, beginning of year                            $4,302
        Additions                                            563
        Payments and other adjustments                    (1,412)
    -------------------------------------------------------------

    Balance, end of year                                  $3,453
    =============================================================

CARNEGIE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(9) PREMISES AND EQUIPMENT
--------------------------------------------------------------------------------

The components of premises, furniture and equipment at December 31 were as follows:


                                                 1997          1996
                                               ----------    ----------
                                                (Dollars in thousands)
      Land and buildings ..................       $  738        $  407
      Leasehold improvements ..............        2,382         2,361
      Furniture and equipment .............        4,570         4,049
      -------------------------------------    ----------    ----------
                                                   7,690         6,817
      Less accumulated depreciation and
            amortization ..................        3,455         2,335
      -------------------------------------    ----------    ----------

            Premises and equipment, net ...       $4,235        $4,482
      =================================================================

(9) INCOME TAXES

The components of the provision for income tax expense reflected in the financial statements are as follows:

                                                     Year Ended December 31,
                                              ---------------------------------
                                                 1997        1996       1995
                                              ---------   ---------   ---------
                                                     (Dollars in thousands)
     Consolidated Statements of Income
     ---------------------------------------
     Current:  Federal .....................    $1,716      $1,382        $693
               State and local .............       218         201         109
     ---------------------------------------  ---------   ---------   ---------
               Total current income taxes ..     1,934       1,583         802
     ---------------------------------------  ---------   ---------   ---------
     Deferred: Federal .....................       (60)       (366)        (16)
               State and local .............       (16)        (84)        (21)
     ---------------------------------------  ---------   ---------   ---------
               Total deferred income taxes .       (76)       (450)        (37)
     ---------------------------------------  ---------   ---------   ---------
               Total .......................    $1,858      $1,133        $765
     =======================================  =========   =========   =========

     Consolidated Statements of Changes in
     Stockholders' Equity
     =======================================
     Deferred tax attributable to unrealized
          (gains) or losses on available for
          sale securities                        ($143)       $388     ($1,250)
     ==========================================================================


A reconciliation between the reported income tax expense and the amount computed by multiplying income before income tax by the Federal statutory income tax rate is as follows:

                                                 1997        1996       1995
                                              ---------   ---------   ---------
                                                     (Dollars in thousands)
     Expected statutory income tax expense .    $1,865      $1,114        $984
     Increase (decrease) in taxes resulting
         from:
       State taxes on income, net of
         federal tax benefit ...............       144          77          58
       Tax-exempt income, net ..............      (146)       (120)       (279)
       Other, net ..........................        (5)         62           2
     ---------------------------------------  ---------   ---------   ---------
     Total income tax provision ............    $1,858      $1,133        $765
     =======================================  =========   =========   =========


Deferred tax assets and liabilities as of December 31, 1997 and 1996 consisted of the following:

                                                 1997       1996
                                              ---------  ----------
                                              (Dollars in thousands)
     Deferred tax assets:
       Unrealized loss on available for sale
         securities ........................     $  --        $118
       Allowance for possible loan losses ..       992         834
       Loan fees ...........................        53         314
       Loan interest income ................       250         150
       Other ...............................       151          72
     ---------------------------------------  ---------   ---------
               Total deferred tax assets ...     1,446       1,488
     Deferred tax liabilities ..............       (15)        (15)
     Unrealized gain on available for
       sale securities .....................       (25)         --
     ---------------------------------------  ---------   ---------
     Net deferred tax assets ...............    $1,406      $1,473
     =======================================  =========   =========

Net deferred tax assets are included in other assets as of December 31, 1997 and 1996. Management believes that it is more likely than not that the deferred tax assets will be realized, therefore, no valuation allowance was recorded for deferred tax assets at December 31, 1997 or 1996.

CARNEGIE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)

(11) OTHER NON-INTEREST EXPENSE
--------------------------------------------------------------------------------

Other non-interest expense for the years ended December 31, consisted of the following:


                                               1997        1996      1995
                                             ---------  ---------  ---------
                                                  (Dollars in thousands)
    Communications and supplies ...........      $648       $690       $552
    Professional and other fees ...........     1,202        799        747
    Business development ..................       307        294        267
    FDIC assessment insurance .............        94          2        235
    Advertising and shareholder relations .       271        224        198
    Directors' and Advisory Board fees ....       265        271        241
    Other .................................       750        709        502
    ---------------------------------------  ---------  ---------  ---------

                                               $3,537     $2,989     $2,742
                                             =========  =========  =========

CARNEGIE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(12) COMMITMENTS AND CONTINGENCIES

Future minimum lease payments under non-cancelable operating leases at December 31, 1997 are as follows:

                            Year ending December 31,
                             (Dollars in thousands)

      1998...............................................  $   897
      1999...............................................      900
      2000...............................................      896
      2001...............................................      858
      2002...............................................      741
      Thereafter.........................................    8,116
      ------------------------------------------------------------
      Total minimum lease payments.......................  $12,408
      ------------------------------------------------------------

The lease agreements on the Company's branch locations provide for the payment of real estate taxes and other expenses in addition to the base rent which is subject to annual escalation based upon a consumer price index.

Rental expense amounted to $963,000 for 1997, $924,000 for 1996 and $667,000 for 1995.

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. Based upon information currently available and advice received from legal counsel representing the Company in connection with such claims and lawsuits, it is the opinion of Management that the disposition or ultimate determination of such claims and lawsuits will not have a material adverse effect on the results of operation and cash flows as well as the consolidated financial position of the Company.

CARNEGIE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(13) CAPITAL COMPLIANCE

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios, as set forth in the table below, of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Company and the Bank meet all capital adequacy requirements to which they are subject. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The following table summarizes the risk-based and leverage capital ratios for the Company and the Bank at December 31, 1997 and December 31, 1996, as well as the regulatory required minimum capital ratios:

                                                     Regulatory Requirements
                                                   ----------------------------
                              Company     Bank     Minimum   "Well Capitalized"
                              -------     ----     -------   ------------------

As of December 31, 1997
--------------------------------------------------------------------------------
  Risk-based capital:
    Tier I capital ratio ...   11.81%     9.42%     4.00%             6.00%
    Total capital ratio ....   12.80%    10.42%     8.00%            10.00%
Leveraged ratio ............    8.36%     6.68%   3.00%-5.00%   5.00% or greater

As of December 31, 1996
--------------------------------------------------------------------------------
  Risk-based capital:
    Tier I capital ratio ...    8.81%     8.55%     4.00%             6.00%
    Total capital ratio ....    9.79%     9.53%     8.00%            10.00%
Leveraged ratio ............    7.20%     6.98%   3.00%-5.00%   5.00% or greater
--------------------------------------------------------------------------------


As of December 31, 1997, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized", the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table above. As of December 31, 1997 management of the Company considers the Company to be "well capitalized".

CARNEGIE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(14) BENEFIT PLANS

Savings Plan - In 1994 the Company approved a savings plan under Section 401(k) of the Internal Revenue Code. All full-time employees over the age of twenty-one who have completed one year of continuous employment with the Company are eligible to participate in the plan. Under the plan, employee contributions of up to 6% of gross salary are matched in part or total at the discretion of the Company. Such matching becomes vested when the employee reaches five years of credited service. Total savings plan expense was $30,000 for 1997, $20,000 for 1996 and $13,000 for 1995.

Stock Option Plans - The Company maintains stock option plans, pursuant to which an aggregate of 386,135 shares of Common Stock have been reserved for issuance to certain key employees and the directors of the Company and its subsidiaries. Under these plans the options are granted at not less than the fair market value of the Company's Common Stock on the date of grant, and expire not more than ten years after the date of grant. All options granted to employees become exercisable at the rate of 25% per year commencing on the date of grant, as do options granted to directors under the 1995 Stock Option Plan for non-employee directors. Options granted to directors under the 1997 Stock Option Plan are subject to a vesting restriction prohibiting their exercise if such options, when combined with all other exercisable options outstanding under all of the Company's stock options plans, would cause the total number of shares purchasable under exercisable options to exceed 15% of the Company's outstanding Common Stock. These vesting restrictions will lapse for each option holder on a proportionate basis as either the number of outstanding shares increases or the number of outstanding exercisable options decreases.

                                                       Options Outstanding
                                                  -----------------------------
                                                  Shares        Price per share
                                                  ------        ---------------

Balance, December 31, 1994
  (112,112 shares exercisable) .........          141,318          $7.84-10.95
  Additional options issued -
    5% stock dividend ..................            5,781              --
  Options exercised ....................          (39,604)          7.47-10.66
  Options canceled .....................          (10,097)            11.50
--------------------------------------------------------------------------------
Balance, December 31, 1995
  (83,752 shares exercisable) ..........           97,398          $8.65-10.66*
  Granted ..............................          163,421             13.10
  Additional options issued -
    5% stock dividend ..................            4,587              --
  Options exercised ....................             (867)            10.15
  Options canceled .....................           (5,802)            10.15
--------------------------------------------------------------------------------
Balance, December 31, 1996
  (177,023 shares exercisable) .........          258,737          $8.24-13.10**
 Granted ...............................          120,000             18.75
 Additional options issued -
   5% stock dividend ...................           27,443              --
 Options exercised .....................          (20,045)         $8.25-11.88
--------------------------------------------------------------------------------
Balance, December 31, 1997
  (309,191 shares exercisable) .........          386,135          $9.67-17.86
--------------------------------------------------------------------------------

   * The weighted average price per share was $10.51 as of December 31, 1995.

  ** The weighted average exercise price of options outstanding was $12.00 at December 31, 1996.

The following table summarizes information about stock options outstanding at December 31, 1997:

                        Options Outstanding             Options Exercisable
                ----------------------------------   -------------------------
                              Wgtd. Avg.  Wgtd. Avg.                Wgtd. Avg.
    Exercise       Number     Remaining   Exercise      Number       Exercise
     Prices     Outstanding  Contr. Life    Price    Exercisable       Price
    --------    -----------  -----------  --------   -----------    ----------

     $ 9.67        95,128        5.8       $ 9.67       95,128        $ 9.67
     $11.88       165,007        7.5       $11.88      119,958        $11.88
     $17.86       126,000        9.0       $17.86       94,105        $17.86
------------------------------------------------------------------------------
$9.67 to $17.86   386,135        7.6       $13.29      309,191        $13.02

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its Stock Option Plan. Accordingly, no compensation cost has been recognized for options granted under the Stock Option Plan. Had compensation cost for the Company's Stock Option Plan been determined based on the fair value at the grant dates, consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share would have been as follows. However, the initial impact of the new rules, as per SFAS No. 123, may not be representative of the effect on income in future years because the options vest over several years and additional option grants may be made each year.

                                     1997                       1996
                           ------------------------    -----------------------
                           As Reported    Pro Forma    As Reported   Pro Forma
                           -----------    ---------    -----------   ---------
                              (Dollars in thousands, except per share data)
Net income .............     $3,625        $3,291        $2,144        $1,822
Per Common Share:
Net income - basic .....     $ 1.55        $ 1.41        $ 1.10        $ 0.94
Net income - diluted ...     $ 1.42        $ 1.29        $ 1.00        $ 0.85

The weighted average fair value of options granted was $3.35 for 1997 and $3.94 for 1996. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for grants made in 1997 and 1996 are as follows:

                                               1997 Grants       1996 Grants
                                               -----------       -----------
Dividend yield .............................        3.00%            3.00%
Expected  volatility .......................       20.00%           20.00%
Risk-free interest rate ....................        6.26%            6.49%
Expected option life .......................    3-5 Years          5 Years

CARNEGIE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(15) DIVIDEND LIMITATIONS

Funds for the payment of cash dividends by the Company are derived from dividends paid by the Bank to the Company. Accordingly, restrictions on the Bank's ability to pay cash dividends directly affect the payment of cash dividends by the Company. The Bank is subject to certain limitations on the amount of cash dividends that it may pay under the National Bank Act. The approval of bank regulatory authorities is required if dividends declared in any year by a national bank exceed the Bank's net profits for that year, combined with the retained profits of the Bank for the two immediately preceeding years. At December 31, 1997 the Bank could declare dividends aggregating approximately $8,019,000 without regulatory approval.

CARNEGIE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(16) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK OR
CONCENTRATIONS OF CREDIT RISK

The Company is a party to financial instruments with off-balance sheet risk transacted in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which are conditional commitments issued by the Company to guarantee the performance of an obligation or service of a customer to a third party. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

Credit policies and procedures including collateral requirements, where applicable, for commitments to extend credit and standby letters of credit are the same as those applicable to loans and the credit risk associated with these instruments is considered in management's assessment of the adequacy of the allowance for loan losses.

The Company's predominant focus has been in commercial lending within the states of New Jersey and Pennsylvania. As a result, the Bank's credit risk is concentrated in these states and is dependent on general economics of these states as well as housing and commercial development starts, building occupancy rates and real estate values.

Financial instruments whose contract amounts represent credit risk which are not reflected in the accompanying financial statements as of December 31, 1997 and 1996 consist of the following:

                                                       1997         1996
                                                      -------      -------
                                                     (Dollars in thousands)
     Commercial and other unused commitments ....     $36,945      $30,062
     Home equity unused lines ...................       8,983        7,489
     Standby letters of credit ..................       3,633        8,329
     ---------------------------------------------------------------------
                                                      $49,561      $45,880
     ---------------------------------------------------------------------

     Rate structure:
       Variable rate ............................     $42,546      $38,195
       Fixed rate ...............................       7,015        7,685
     Range of fixed rate instruments:
       High .....................................       16.00%       16.00%
       Low ......................................        6.60%        6.00%

CARNEGIE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(17) SHORT-TERM BORROWINGS

At December 31, 1997, 1996, and 1995 short-term borrowings consist of the following:

                                           1997         1996          1995
                                        ----------   ----------    ----------
                                                (Dollars in thouands)
   Overnight Federal funds purchased
    - balance ........................  $     --     $    1,000    $   11,500
    - weighted average rate ..........        --           7.38%         5.26%
    - maturity date ..................        --      01/02/97      01/02/96
    - maximum amount outstanding at
       any month's end................  $   10,400   $12,400       $   11,500
   Term advances from FHLB-NY
    - balance ........................  $   10,000         --      $    6,000
    - weighted average rate ..........        6.27%        --            5.80%
    - maturity date ..................   04/22/98          --       01/22/96
    - maximum amount outstanding at
       any month's end................  $   10,000   $22,500       $   10,000
   Securities sold under repurchase
      agreement with Morgan Stanley
    - balance ........................  $   22,300         --            --
    - weighted average rate ..........        6.05%        --            --
    - maturity date ..................   01/20/98          --            --
    - maximum amount outstanding at
       any month's end................  $   23,360         --            --

At December 31, 1997, the Bank had overnight lines of credit with the Federal Home Loan Bank-New York ("FHLB-NY") for $32,497,300 of which $-0- was advanced. The Bank also had other overnight lines of credit with other institutions amounting to $7,000,000 of which $-0- was advanced at December 31, 1997. The average amount of short-term borrowings for 1997, 1996, and 1995 was $19,573,000, $20,804,000, and $4,906,000, respectively.

The Bank may obtain advances from the FHLB-NY which are collateralized by a blanket assignment of the Bank's unpledged qualifying mortgage loan portfolio, mortgage-backed security portfolio and investments in the stock of the FHLB-NY. The maximum amount that the FHLB-NY will advance, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB-NY

(18) LONG-TERM DEBT
--------------------------------------------------------------------------------

At December 31, long-term debt consists of the following:

                                                        1997          1996
                                                      -------       -------
                                                      (Dollars in thousands)
     6.27% fixed rate term borrowing with
           FHLB-NY, due 4/22/98 ...............       $  --         $10,000
     6.50% fixed rate repurchase agreement
           with Salomon Bros., due 4/19/99 ....         4,425         4,425
     5.91% fixed rate repurchase agreement
           with Salomon Bros., due 7/22/02 ....        12,500          --
     5.84% fixed rate repurchase agreement
           with Salomon Bros., due 8/13/02 ....        12,500          --
                                                      -------       -------
                                                      $29,425       $14,425
                                                      =======       =======

The Company had no long-term debt at December 31, 1995.

CARNEGIE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) STOCK WARRANTS

On August 16, 1994 the Company issued, through a public offering, 690,000 units. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $15.09 for a period of three years from the date of issuance. As of August 18, 1997, the expiration date for the exercise of the warrants, substantially all of the warrants had been exercised.

CARNEGIE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(20) FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, ("SFAS 107") "Disclosure About Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced liquidation sale. Fair value estimates, methods and assumptions are set forth below.

Cash and cash equivalents, accrued interest receivable and accrued interest payable - The carrying amounts for cash and cash equivalents, accrued interest receivable and accrued interest payable approximate fair value because they mature or are due in three months or less.

Securities available for sale - The fair value for securities available for sale are based on quoted market prices or dealer prices, if available. If quoted market prices are not available, fair value is estimated using quoted market prices for similar securities.

Loans receivable - The fair value of loans receivable is estimated by discounting the future cash flows, using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities of such loans.

Deposits - The fair value of demand and savings accounts is equal to the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated using rates currently offered for deposits of similar remaining maturities. The fair value estimates do not include the benefit that results from the low-cost funding provided by deposit liabilities compared to the cost of borrowing funds in the market.

Borrowed money - The fair value of borrowed money is estimated using the rates currently available to the Bank for debt with similar terms and remaining maturities. The carrying amounts for short term borrowed money approximate the fair value because of the short term nature of these instruments which mature in less than four months.

Commitments to originate loans - The fair value of commitments to originate loans is estimated using fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest and the committed rates. As of December 31, 1997 and December 31, 1996 the fair value of these commitments was immaterial.

The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997 and December 31, 1996 are as follows:

                                        December 31, 1997     December 31, 1996
                                      --------------------  --------------------
                                      Carrying  Estimated   Carrying  Estimated
                                       Amount   Fair Value   Amount   Fair Value
                                      --------  ----------  --------  ----------
                                               (Dollars in thousands)
Financial Assets:
  Cash and cash equivalents ......... $ 16,110   $ 16,110   $ 16,745   $ 16,745
  Securities available for sale .....   52,483     52,483     30,110     30,110
  Securities held to maturity .......   68,988     68,993     23,264     23,258
  Loans, net ........................  284,789    284,732    263,797    259,658
  Accrued interest receivable .......    2,770      2,770      1,994      1,994

Financial Liabilities:
  Deposits:
    Non-interest bearing demand
    deposits ........................ $ 56,430   $ 56,430   $ 42,372   $ 42,372
    Savings deposits ................  156,981    156,981    139,671    139,671
    Certificates of deposit and other
    time deposits ...................  119,486    119,452    120,519    121,198
  Short-term borrowings .............   32,300     32,300      1,000      1,000
  Long-term debt ....................   29,425     29,610     14,425     14,473
  Accrued interest payable ..........      688        688        715        715

Limitations - The fair value estimates are made at a discrete point in time based on the relevant market information and information about the financial instruments. Fair value estimates are based on judgements regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Further, the foregoing estimates may not reflect the actual amount that could be realized if all or substantially all of the financial instruments were offered for sale. This is due to the fact that no market exists for a sizable portion of the loan, deposit and off balance sheet instruments.

In addition, the fair value estimates are based on existing on-and-off balance sheet financial instruments without attempting to estimate the value of the anticipated future business, and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

Finally, reasonable comparability between financial institutions may not be likely due to the wide range of permitted valuation techniques and numerous estimates, which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies introduces a greater degree of subjectivity to these estimated fair values.

CARNEGIE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(21) MERGER AGREEMENT

On December 15, 1997, the Company and Sovereign Bancorp, Inc., the parent company of Sovereign Bank, jointly announced the execution of a definitive agreement for Sovereign to acquire the Company. The terms of the agreement call for Sovereign to exchange $35.50 in Sovereign common stock for each outstanding share of the Company's common stock..

The December 15, 1997 announcement indicated the price would stay fixed at $35.50 per the Company's share if Sovereign's average stock price remained between $18.00 and $22.00 per share during the 15-day period prior to the closing of the transaction. If the average price of Sovereign's stock dropped to $18.00 per share or below during the pricing period prior to closing, the Company's shareholders would receive a fixed rate of 1.972 shares (the "Maximum Exchange Ratio") of Sovereign common stock for each share of the Company's common stock. Conversely, if Sovereign's average stock price is $22.00 per share or higher, the Company's shareholders would receive a fixed rate of 1.614 shares (the "Minimum Exchange Ratio") of Sovereign common stock for each share of the Company's common stock. The Company has the right to terminate the agreement if the average stock price of Sovereign during the 15-day pricing period falls below $14.47 and Sovereign's decline in value is 15% greater than the percentage decline of a group of similar financial institutions, subject to Sovereign's right to increase the exchange ratio in order to result in a minimum price of $28.53 in Sovereign common stock.

On January 23, 1998, Sovereign announced a 20% stock dividend to its shareholders. This stock dividend will not affect the value that the Company's shareholders will receive as a result of this acquisition; although the exchange ratio will be adjusted accordingly. Because of Sovereign's stock dividend, the $18.00 price adjusts to $15.00 per share (equivalent to 2.366 shares of Sovereign for each share of the Company) and the $22.00 price adjusts to $18.33 per share (equivalent to 1.937 shares of Sovereign for each share of the Company). If the average price of Sovereign's stock drops to $15.00 per share or below during the pricing period prior to closing, the Company's shareholders would receive a fixed rate of 2.366 shares (the "Maximum Exchange Ratio") of Sovereign common stock for each share of the Company's common stock. Conversely, if Sovereign's average stock price is $18.33 per share or higher, the Company's shareholders would receive a fixed rate of 1.937 shares (the "Minimum Exchange Ratio") of Sovereign common stock for each share of the Company's common stock. The effective date for the adjustment is March 27, 1998 (the ex-dividend date). After March 27, 1998, the Company will have the right to terminate the agreement if the average stock price of Sovereign during the 15-day pricing period falls below $12.06 and Sovereign's decline in value is 15% greater than the percentage decline of a group of similar financial institutions, subject to Sovereign's right to increase the exchange ratio in order to result in a minimum price of $28.53 in Sovereign common stock. The merger is subject to the approval of various regulatory agencies and the Company's shareholders. It is anticipated that the transaction will close in the second quarter of 1998, and will be accounted for as a pooling of interests.

CARNEGIE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(22) CASH DIVIDEND

In January 1998 the Board of Directors declared a cash dividend. Stockholders of record on February 18, 1998 received a $.14 per share cash dividend on March 18, 1998.

CARNEGIE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(23) SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

The following summarizes the results of operations during 1997, on a quarterly basis, for Carnegie Bancorp and Subsidiaries.

                                                                                                  1997
                                                                    ---------------------------------------------------------------
                                                                     Fourth             Third            Second             First
                                                                     Quarter           Quarter           Quarter           Quarter
                                                                    ---------         ---------         ---------         ---------
                                                                             (Dollars in thousands, except per share data)

Interest income ...........................................         $   8,724         $   8,483         $   7,762         $   7,445
Interest expense ..........................................             4,319             4,191             3,882             3,645
                                                                    ---------         ---------         ---------         ---------
Net interest income .......................................             4,405             4,292             3,880             3,800
Provision for loan losses .................................               100                50               150               146
                                                                    ---------         ---------         ---------         ---------
Net interest income after provision for
      loan losses .........................................             4,305             4,242             3,730             3,654
Net security transactions .................................               135                 0                 0               (91)
Other non-interest income .................................               263               247               202               278
Other non-interest expense ................................             3,134             2,917             2,738             2,693
                                                                    ---------         ---------         ---------         ---------
Income before income taxes ................................             1,569             1,572             1,194             1,148
Income taxes ..............................................               563               526               388               381
                                                                    ---------         ---------         ---------         ---------

Net income ................................................         $   1,006         $   1,046         $     806         $     767
                                                                    =========         =========         =========         =========

Net income per share:
      Basic ...............................................         $    0.37         $    0.43         $    0.38         $    0.37
      Diluted .............................................         $    0.35         $    0.40         $    0.34         $    0.33


(24) PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Carnegie Bancorp, parent company only, is as follows:

                                                               BALANCE SHEETS
                                                               AT DECEMBER 31,
                                                          ----------------------
                                                            1997           1996
                                                          -------        -------
                                                          (Dollars in thousands)
ASSETS
Cash and cash equivalents ........................        $ 6,989        $   161
Investments in subsidiaries ......................         28,113         22,973
Other assets .....................................            145            676
                                                          -------        -------
TOTAL ASSETS .....................................        $35,247        $23,810
                                                          =======        =======

LIABILITIES AND EQUITY CAPITAL
Other liabilities ................................        $    23        $    68
Equity capital ...................................         35,224         23,742
                                                          -------        -------
TOTAL LIABILITIES AND EQUITY CAPITAL .............        $35,247        $23,810
                                                          =======        =======

                                                                  CONDENSED STATEMENTS OF INCOME
                                                                      YEAR ENDED DECEMBER 31,
                                                               -----------------------------------
                                                                  1997         1996         1995
                                                               ---------    ---------    ---------
                                                                      (Dollars in thousands)
Interest income from subsidiaries ..........................   $     114    $     107    $     173
Securities gains/(losses)  .................................          22            0            0
Other operating income .....................................          38            0            4
                                                               ---------    ---------    ---------
Total Operating Income .....................................         174          107          177

Operating expenses .........................................         198          143          179
                                                               ---------    ---------    ---------
Income Before Taxes and Undistributed Income ...............         (24)         (36)          (2)

Applicable income taxes ....................................           0           60            0
                                                               ---------    ---------    ---------
Income Before Undistributed Income From Subsidiaries .......         (24)         (96)          (2)

Equity in undistributed income of subsidiaries .............       3,649        2,240        2,130
                                                               ---------    ---------    ---------
NET INCOME .................................................   $   3,625    $   2,144    $   2,128
                                                               =========    =========    =========


                                                                     STATEMENTS OF CASH FLOWS
                                                                      YEAR ENDED DECEMBER 31,
                                                               -----------------------------------
                                                                  1997         1996         1995
                                                               ---------    ---------    ---------
Cash Flows from Operating Activities:
Net Income .................................................   $   3,625    $   2,144    $   2,128
Adjustments to reconcile net income to net cash provided by
    operating activities:
  (Gain) or loss on sales of assets ........................         (22)           0            0
  Equity in undistributed (earnings) losses of subsidiaries       (3,649)      (2,240)      (2,130)
  Net change in other liabilities ..........................         (45)         (45)          63
  Net change in other assets ...............................         531         (593)           5
                                                               ---------    ---------    ---------
Net cash provided (used) by operating activities ...........         440         (734)          66

Cash Flows from Investing Activities:
Purchases of held-to-maturity and available-for-sale
  securities ...............................................       4,250            0            0
Sales and maturities of held-to-maturity and
  available-for-sale securities ............................       4,272            0            0
Payments for investments in and advances to subsidiaries ...       1,250        3,300            0
                                                               ---------    ---------    ---------
Net cash provided (used) by investing activities ...........      (1,228)      (3,300)           0

Cash Flows from Financing Activities:
Proceeds from issuance of common stock .....................       8,833        1,353          323
Dividends paid .............................................       1,358          905          840
Other, net .................................................         141            0            0
                                                               ---------    ---------    ---------
Net cash provided (used) by financing activities ...........       7,616          448         (517)

Net increase (decrease) in cash and cash equivalents .......       6,828       (3,586)        (451)
Cash and cash equivalents at beginning of period ...........         161        3,747        4,198
                                                               ---------    ---------    ---------
Cash and cash equivalents at end of period .................   $   6,989    $     161    $   3,747
                                                               =========    =========    =========

CARNEGIE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

(25) RECENTLY ISSUED ACCOUNTING STANDARDS

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

DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE.

FASB has also issued SFAS No. 129, "Disclosure of Information about Capital Structure", establishing standards for disclosing information about an entity's capital structure. This Statement continues the previous requirements to disclose certain information about an entity's capital structure found in APB Opinions No. 10, "Omnibus Opinion - 1966", and No. 15, "Earnings per Share", and FASB Statement No. 47, "Disclosure of Long-Term Obligations", for entities that were subject to the requirements of those standards. This Statement eliminates the exemption of nonpublic entities from certain disclosure requirements on Opinion No. 15 as provided by FASB Statement No. 21, "Suspention of the Reporting of Earnings per Share and Segment Information by Nonpublic Enterprises". It supersedes specific disclosure requirements of Opinions No. 10 and No. 15 and Statement No. 47 and consolidates them in this Statement for ease of retrieval and for greater visibility to nonpublic entities. This Statement is effective for financial statements issued for periods ending after December

15, 1997. It contains no change in disclosure requirements for entities that were previously subject to the requirements of Opinions No. 10 and No. 15 and Statement No. 47 and therfore its adoption had no effect on the Company's consolidated financial statements.

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

                                CARNEGIE BANCORP
                               INDEX TO EXHIBITS


Exhibit
Number       Description of Exhibits
------       -----------------------
(2)          Agreement and Plan of Merger dated as of December 12, 1997 between the Company and Sovereign
             Bancorp, Inc. (Filed herewith)
3(i)         Certificate of Incorporation of the Company(1)
3(ii)        Bylaws of the Company(1)
4(i)         Warrant Agreement/Form of Warrant Certificate(2)
4(ii)        Form of Stock Certificate(2)
10(i)        1993 Employee Stock Option Plan(1)
10(ii)       1993 Stock Option Plan for Non-Employee Directors(1)
10(iii)      1995 Directors' Stock Option(3)
10(iv)       1995 Employee Stock Option Plan(3)
10(v)        1997 Stock Option Plan(4)
10(vi)       Employment Agreement between the Registrant and Thomas L. Gray(5)
10(vii)      Employment Agreement between the Registrant and Mark A. Wolters(6)
10(viii)     Consulting Agreement between the Registrant and Bruce A. Mahon(7)
21           Subsidiaries of the Company (Filed herewith)
23           Consent of Coopers & Lybrand L.L.P. (Filed herewith)
27           Financial Data Schedule (Filed herewith)

----------

(1) Incorporated by reference from Exhibits 2(a) to 99(b) from the Registrant's Registration Statement on Form S-4, Registration No. 33-72088.

(2) Incorporated by reference from Registrant's Registration Statement on Form SB-2, Registration No. 33-80426 (Exhibit 4(i))

(3) Incorporated by reference from Registrant's Registration Statement on Form S-4, Registration No. 33-65197 (Exhibits 10(a) and 10(b)).

(4) Incorporated by reference to Exhibit 10(v) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(5) Incorporated by reference to Exhibit 10(vi) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(6) Incorporated by reference to Exhibit 10(vii) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(7) Incorporated by reference to Exhibit 10(viii) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.