Form 10-K/A
period 1997-12-31
CARNEGIE BANCORP
filed 1998-05-07
CIK 915277

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

(MARK ONE)

|X|        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
(1) |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO ______________

                         COMMISSION FILE NUMBER 0-24562

                                CARNEGIE BANCORP
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            NEW JERSEY                                          22-3257100
---------------------------------                           -------------------
  (STATE OR OTHER JURISDICTION                               (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)


                    619 ALEXANDER ROAD, PRINCETON, N.J. 08540
               ---------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE 609-243-7500 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


                           COMMON STOCK, NO PAR VALUE
                           --------------------------
                                (TITLE OF CLASS)


                        WARRANTS TO PURCHASE COMMON STOCK
                        ---------------------------------
                                (TITLE OF CLASS)

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

     AS OF FEBRUARY 28, 1998, THERE WERE 2,753,030 SHARES OF THE REGISTRANT'S COMMON STOCK, NO PAR VALUE PER SHARE, OUTSTANDING, AND BASED ON THE LAST REPORTED SALE PRICE OF $33.375 PER SHARE ON THE NASDAQ STOCK MARKET, THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK HELD BY THOSE PERSONS DEEMED BY THE REGISTRANT TO BE NONAFFILIATES WAS APPROXIMATELY $85,355,403.

                       DOCUMENTS INCORPORATED BY REFERENCE


                                      None

The Annual Report on Form 10-K for the year ended December 31, 1997 is amended by replacing the Items listed below as set forth herein.

1. Part I, Item 1., Business, is amended to add Somerset County, New Jersey to the list of counties serviced by Registrant, and to correct the Adjusted Maximum Exchange Ratio (from 2.366 to 2.367) described in the fourth paragraph of such Item. As so amended, Part I, Item 1, reads as follows:

                                     PART I
                                     ------

     ITEM 1. BUSINESS
     ----------------

     GENERAL

          Carnegie Bancorp (the "Company" or "Registrant") is a New Jersey business corporation and a bank holding company registered with the Board of Governors of the Federal Reserve System (the "FRB") under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company was incorporated on October 6, 1993 for the purpose of acquiring Carnegie Bank, N.A. (the "Bank") and thereby enabling the Bank to operate within the bank holding company structure. On April 12, 1994, the Company acquired one hundred percent (100%) of the outstanding shares of the Bank. The principal activities of the Company are owning and supervising the Bank, which engages in a commercial banking business in Mercer, Burlington, Hunterdon, Morris, Ocean and Somerset counties, New Jersey and Bucks County, Pennsylvania. The Company directs the policies and coordinates the financial resources of the Bank.

          On December 15, 1997, the Company and Sovereign Bancorp, Inc. ("Sovereign"), the parent company of Sovereign Bank, a federal savings bank, jointly announced the execution of an Agreement and Plan of Merger, dated as of December 12, 1997 (the "Merger Agreement"). Under the initial terms of the Merger Agreement, if the Sovereign Market Value (as defined below) as of the effective date of the merger is greater than or equal to $18 per share and less than or equal to $22 per share, each outstanding share of the Company's Common Stock would be converted into such number of shares of common stock, no par value, of Sovereign (the "Sovereign Common Stock") as would equal $35.50 divided by the average of the last reported sales prices of a share of Sovereign Common Stock for the 15 consecutive trading day period immediately preceding the effective date (the "Sovereign Market Value"). However, if the Sovereign Market Value as of the effective date is less than $18 per share, each share of the Company's Common Stock would be converted into 1.972 shares (the "Maximum Exchange Ratio") of Sovereign Common Stock and if the Sovereign Market Value as of the effective date is greater than $22 per share, each share of the Company's Common Stock would be converted into 1.614 shares (the "Minimum Exchange Ratio") of Sovereign Common Stock.

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

          On January 23, 1998, Sovereign announced a 20% stock dividend to its shareholders. Under the terms of the Merger Agreement, as a result of the dividend, the exchange ratios and relevant Sovereign Market Values discussed above were adjusted but the value of the consideration to be received by Carnegie shareholders in the Merger was unchanged. Following Sovereign's stock dividend, if the Sovereign Market Value is greater than or equal to $15 per share and less than or equal to $18.33 per share, each outstanding share of the Company's Common Stock will be converted into such number of shares of Sovereign Common Stock as shall equal $35.50 divided by the Sovereign Market Value. If the Sovereign Market Value as of the effective date is less than $15.00 per share, each share of the Company's Common Stock would be converted into 2.367 shares (the "Adjusted Maximum Exchange Ratio") of Sovereign Common Stock and if the Sovereign Market Value as of the effective date is greater than $18.33 per share, each share of the Company's Common Stock would be converted into 1.937 shares (the "Adjusted Minimum Exchange Ratio") of Sovereign Common Stock.

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

     SERVICE AREAS

          The Company's service areas consist of Mercer, Morris, Burlington, Hunterdon, Ocean and Somerset counties in New Jersey and Bucks County, Pennsylvania. The Company operates its main office in Princeton, New Jersey and seven branch offices in Marlton, Denville, Hamilton Township, Montgomery, Flemington and Toms River, New Jersey and Langhorne, Pennsylvania. Each of these locations was selected by management based upon the demographics of the area and a perceived need for the services rendered by the Company. In addition, management of the Company is familiar with the business communities in each of these market areas. The Company also selects branch locations based on having a perceived "edge" or advantage in these locations, usually based on relationships that exist in that market place.

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

     EMPLOYEES

          At December 31, 1997, the Company employed 123 full-time employees and 2 part-time employees. None of these employees is covered by a collective bargaining agreement and the Company believes that its employee relations are good.

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

2. Part III, Item 11, is amended to state the correct 1997 bonus amount for Mr. Wolters and to correct the per share value in the caption to the fifth column of the Aggregated Option/SAR Exercises table. As so amended, Item 11 reads as follows:

                                    PART III

     ITEM 11. EXECUTIVE COMPENSATION
     -------------------------------

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

                           SUMMARY COMPENSATION TABLE

                         Cash and Cash Equivalent Forms
                                 of Remuneration
                                 ---------------

                                                                                        Long Term
                                                                                      Compensation
                                                                                      ------------
                                                                                       Securities
     Name and Current                   Annual        Annual       Other Annual        Underlying
     Principal Position      Year       Salary       Bonus(1)     Compensation(2)        Options
     ------------------      ----       ------       --------     ---------------     ------------
     Thomas L. Gray, Jr.     1997      $210,000      $449,508        $20,900(3)          $19,425
     President and Chief     1996      $130,000      $173,133        $20,872               -0-
     Executive Officer       1995      $130,000      $142,585        $19,409             $54,475

     Mark A. Wolters,        1997      $100,000      $ 84,000        $14,420(3)          $14,175
     Executive Vice          1996      $ 80,000      $ 57,711        $14,467               -0-
     President               1995      $ 80,000      $ 47,528        $12,932             $13,114

     Richard P. Rosa         1997      $ 85,000      $ 30,000        $ 5,000             $ 8,925
     Senior Vice
     President Chief
     Financial Officer

-----------------
     (1) Bonuses earned for services rendered in the indicated years although payment may have been made in subsequent years.

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


                                                 Percent of Total
                           No. of Securities       Options/SARs        Exercise of
                              Underlying            Granted to          Base Price
                             Options/SARs          Employees in         ($/Share)        Expiration       Grant Date Present
         Name                 Granted (#)           Fiscal Year          1/15/07            Date               Value (1)
         ----              -----------------     ----------------      -----------       ----------       ------------------
     Thomas L. Gray, Jr.        19,425                15.42%              $17.86           1/15/07              $59,810

     Mark A. Wolters            14,175                11.25%              $17.86           1/15/07              $43,645

     Richard P. Rosa             8,925                 7.08%              $17.86           1/15/07              $27,480

     (1) The values shown reflect standard application of the Black-Scholes pricing model using (i) a 20% stock price volatility, (ii) an expected term of five years, (iii) a risk-free interest rate of 6.17%, and (iv) a dividend yield of 3.00%. The values do not take into account risk factors such as non-transferability and limits on exercisability. In assessing the values indicated in the above table, it should be kept in mind that no matter what theoretical value is placed on a stock option on the date of grant, the ultimate value of the option is dependent on the market value of the Common Stock at a future date, which will depend to a large degree on the efforts of the named officers to bring future success to the corporation for the benefit of all stockholders.

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


                                                                No. of Securities       Value of Unexercised
                                                                   Underlying           In-the-Money Options
                                                               Unexercised Options      at FY End ($) (based
                                   Shares                         at FY End (#)         on $34.37 per share)
                                Acquired on        Value           Exercisable/             Exercisable/
               Name             Exercise (#)     Realized         Unexercisable             Unexercisable
               ----             ------------     --------      -------------------      --------------------
     Thomas L. Gray, Jr.           13,208        $291,745         73,822/29,584          $1,705,875/$578,412

     Mark A. Wolters                 --             --            32,181/14,247          $  742,051/$256,907

     Richard P. Rosa                 --             --             7,235/ 8,363          $  149,410/$148,096



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

     The Company has entered into a consulting agreement with Mr. Bruce Mahon, Chairman of the Board of the Company. Pursuant to the consulting agreement, Mr. Mahon receives an annual consulting fee of $100,000. The consulting agreement has a term of two years. The consulting agreement can be terminated by the Company at any time for cause. Cause is defined in the consulting agreement as consultant's willful and continued failure to perform his duties; (ii) fraud, misappropriation or other intentional damage to the property or business of the Company or (iii) the consultant's admission or conviction of, or plea of nolo contendere to, any felony that adversely affects the Company. In the event of Mr. Mahon's death, the Company is obligated to reimburse his estate for any unpaid fees and expenses for services rendered prior to his death. In addition, Mr. Mahon also receives certain insurance benefits directly from the Company which are not included in the consulting agreement.

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

                              EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with Mr. Thomas L. Gray, its President and Chief Executive Officer, and Mr. Mark A. Wolters, its Executive Vice President. The employment agreements are intended to ensure that the Company will be able to maintain a stable and competent management base. The continued success of the Company depends, to a significant degree, on the skills and competence of Mr. Gray and Mr. Wolters.

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

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the registrant's Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 CARNEGIE BANCORP


                                                 By: /s/ THOMAS L. GRAY, JR.
                                                     -----------------------
                                                     Thomas L. Gray, Jr.,
                                                     President and Chief
                                                     Executive Officer

May 7, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ THEODORE H. DOLCI, JR.
-----------------------------                       May 7, 1998
Theodore H. Dolci, Jr.

/s/ MICHAEL E. GOLDEN
-----------------------------                       May 7, 1998
Michael E. Golden

/s/ THOMAS L. GRAY, JR.
-----------------------------                       May 7, 1998
Thomas L. Gray, Jr.
(Principal Executive Officer)

/s/ BRUCE A. MAHON
-----------------------------                       May 7, 1998
Bruce A. Mahon

/s/ JOSEPH J. OAKES, III
-----------------------------                       May 7, 1998
Joseph J. Oakes, III

/s/ JAMES E. QUACKENBUSH
-----------------------------                       May 7, 1998
James E. Quackenbush

/s/ STEVEN L. SHAPIRO
-----------------------------                       May 7, 1998
Steven L. Shapiro

/s/ MARK A. WOLTERS
-----------------------------                       May 7, 1998
Mark A. Wolters

/s/ SHELLEY M. ZEIGER
-----------------------------                       May 7, 1998
Shelley M. Zeiger

/s/ RICHARD ROSA
-----------------------------                       May 7, 1998
Richard Rosa
(Principal Financial Officer
and Principal Accounting Officer)