Form 10-Q
period 1998-03-31
CARNEGIE BANCORP
filed 1998-05-15
CIK 915277

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

             For the quarterly period ended  MARCH 31, 1998
                                             --------------

    [ ]      Transition report under Section 13 or 15(d) of
               the Exchange Act

             For the transition period from __________ to __________


             Commission file number 0-2456
                                    ------

                                   ----------


                                CARNEGIE BANCORP
              -----------------------------------------------------
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


    COMMON STOCK, NO PAR -- 2,759,337 SHARES OUTSTANDING AS OF MAY 11, 1998

================================================================================

                                      INDEX

                        CARNEGIE BANCORP AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION                                           PAGE NO.
-----------------------------                                           --------

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets at March 31, 1998
         (Unaudited) and December 31, 1997 ............................     3

         Consolidated Condensed Statements of Income for the three
         months ended March 31, 1998 and 1997 (Unaudited) .............     4

         Consolidated Condensed Statements of Cash Flows for the
         three months ended March 31, 1998 and 1997 (Unaudited) .......     5

         Notes to Consolidated Condensed Financial Statements .........   6 - 11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..........................  12 - 22

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings ............................................    23

Item 2.  Changes in Securities and Use of Proceeds ....................    23

Item 3.  Defaults Upon Senior Securities ..............................    23

Item 4.  Submission of Matters to a Vote of Security Holders ..........    23

Item 5.  Other Information ............................................    23

Item 6.  Exhibits and Reports on Form 8-K

           a.  Exhibit 27 - Financial Data Schedule ...................    23
           b.  Reports on Form 8-K ....................................    23

SIGNATURES ............................................................    24

CARNEGIE BANCORP AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                    MARCH 31,
                                                                                      1998      December 31,
                                                                                   (UNAUDITED)      1997
                                                                                   ---------      --------
ASSETS                                                                              (Dollars in thousands)
Cash and cash equivalents:
    Cash and due from banks ..................................................      $ 16,960      $ 14,385
    Federal funds sold .......................................................         1,000         1,725
------------------------------------------------------------------------------      --------      --------
                 Total cash and cash equivalents .............................        17,960        16,110
------------------------------------------------------------------------------      --------      --------
Investment Securities:
    Available for sale .......................................................        47,555        52,483
    Held to maturity  (fair value $63,234 at March 31, 1998
          and $68,993 at December 31, 1997) ..................................        63,209        68,988
------------------------------------------------------------------------------      --------      --------
                 Total investment securities .................................       110,764       121,471
------------------------------------------------------------------------------      --------      --------
Loans, net of allowance for loan losses of $2,891 at March 31, 1998
    and $2,956 at December 31, 1997 ..........................................       286,076       284,789
Premises and equipment, net ..................................................         3,954         4,235
Other real estate owned ......................................................           693           523
Accrued interest receivable and other assets .................................         4,094         4,758
------------------------------------------------------------------------------      --------      --------
                 Total Assets ................................................      $423,541      $431,886
==============================================================================      ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
    Non-interest bearing demand deposits .....................................      $ 51,643      $ 56,430
    Interest bearing deposits:
        Savings deposits .....................................................       174,804       156,981
        Other time deposits ..................................................        47,546        43,741
        Certificates of deposit $100,000 and over ............................        43,195        75,745
------------------------------------------------------------------------------      --------      --------
                 Total deposits ..............................................       317,188       332,897
------------------------------------------------------------------------------      --------      --------
Short-term borrowings ........................................................        39,250        32,300
Long-term debt ...............................................................        29,425        29,425
Accrued interest payable and other liabilities ...............................         1,968         2,040
------------------------------------------------------------------------------      --------      --------
                 Total liabilities ...........................................       387,831       396,662
------------------------------------------------------------------------------      --------      --------
Commitments and contingencies
Stockholders' equity:
    Common stock, no par value, authorized 5,000,000 shares;
        issued and outstanding 2,753,261 at March 31, 1998
        and 2,751,816 at December 31, 1997 ...................................        13,766        13,759
    Capital surplus ..........................................................        19,494        19,486
    Undivided profits ........................................................         2,424         1,942
    Accumulated other comprehensive income ...................................            26            37
------------------------------------------------------------------------------      --------      --------
                 Total stockholders' equity ..................................        35,710        35,224
------------------------------------------------------------------------------      --------      --------
                 Total Liabilities and Stockholders' Equity ..................      $423,541      $431,886
==============================================================================      ========      ========

See accompanying notes to consolidated condensed financial statements.

CARNEGIE BANCORP AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                ----------------------
                                                                   1998          1997
                                                                --------       -------
                                                                 (Dollars in thousands,
                                                                 except per share data)
Interest income:
        Loans, including fees .............................      $ 6,526       $ 6,304
        Federal funds sold ................................            7           113
        Investment securities:
              Taxable .....................................        1,717           959
              Tax-exempt ..................................          134            69
-----------------------------------------------------------      -------       -------
                    Total interest income .................        8,384         7,445
-----------------------------------------------------------      -------       -------
Interest expense:
        Savings deposits ..................................        1,762         1,693
        Other time deposits ...............................          682           960
        Certificates of deposit $100,000 and over .........          843           743
        Short-term borrowings .............................          531            23
        Long-term debt ....................................          439           226
-----------------------------------------------------------      -------       -------
                    Total interest expense ................        4,257         3,645
-----------------------------------------------------------      -------       -------

                    Net interest income ...................        4,127         3,800

Provision for loan losses .................................          160           146
-----------------------------------------------------------      -------       -------
                    Net interest income after provision
                           for loan losses ................        3,967         3,654
-----------------------------------------------------------      -------       -------
Non-interest income:
        Service fees on deposits ..........................          101           114
        Other fees and commissions ........................           64           164
        Investment securities gains .......................            1            --
        Investment securities losses ......................           --           (91)
-----------------------------------------------------------      -------       -------
                    Total non-interest income .............          166           187
-----------------------------------------------------------      -------       -------
Non-interest expense:
        Salaries and wages ................................        1,054         1,054
        Employee benefits .................................          280           278
        Occupancy expense .................................          397           368
        Furniture and equipment ...........................          297           270
        Other .............................................          825           723
-----------------------------------------------------------      -------       -------
                    Total non-interest expense ............        2,853         2,693
-----------------------------------------------------------      -------       -------
                    Income before income taxes ............        1,280         1,148
Income tax expense ........................................          413           381
-----------------------------------------------------------      -------       -------

                    Net Income ............................      $   867       $   767
===========================================================      =======       =======

Other comprehensive income, net of tax:
        Unrealized holding losses arising during the period          (11)          (28)
-----------------------------------------------------------      -------       -------

                    Comprehensive Income ..................      $   856       $   739
===========================================================      =======       =======

Per Common Share:
        Net income - basic ................................      $  0.31       $  0.37
        Net income - diluted ..............................      $  0.30       $  0.33
        Cash Dividends ....................................      $  0.14       $  0.14

Weighted average shares outstanding (in thousands):
        Basic .............................................        2,753         2,062
        Diluted ...........................................        2,938         2,339


See accompanying notes to consolidated condensed financial statements.

CARNEGIE BANCORP AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                              ----------------------------
                                                                                   1998           1997
                                                                                 --------       --------
                                                                                  (Dollars in thousands)
Cash flows from operating activities:
      Net income ..........................................................          $867           $767
      Adjustments to reconcile net income to net cash
          provided by operating activities:
                Depreciation and amortization .............................           284            269
                Provision for loan losses .................................           160            146
                Accretion of investment discount ..........................            (1)           (25)
                Amortization of investment premium ........................           344             34
                Gain on sale of available-for-sale securities .............            (1)            --
                Loss on sale of available-for-sale securities .............            --             91
                Gain on disposal of equipment .............................            (3)            --
                Decrease in accrued interest receivable and
                      other assets ........................................           670            632
                (Decrease) increase in accrued interest
                      payable and other liabilities .......................           (72)           232
---------------------------------------------------------------------------      --------       --------
                      Net cash provided by operating activities ...........         2,248          2,146
---------------------------------------------------------------------------      --------       --------
Cash flows from investing activities:
      Proceeds from sale of securities available-for-sale .................           500          6,636
      Proceeds from maturities and principal paydowns of
           securities available-for-sale ..................................         4,671            439
      Proceeds from maturities and principal paydowns of
           securities held-to-maturity ....................................         5,527            332
      Purchase of securities available-for-sale ...........................          (350)       (29,902)
      Net increase in loans made to customers .............................        (1,619)        (2,900)
      Cash collected on previously charged-off loans ......................             2              2
      Additions to premises and equipment .................................          --             (502)
---------------------------------------------------------------------------      --------       --------
                      Net cash used in investing activities ...............         8,731        (25,895)
---------------------------------------------------------------------------      --------       --------
Cash flows from financing activities:
      Net (decrease) increase in deposits .................................       (15,709)        39,045
      Net increase (decrease) in short-term borrowings ....................         6,950         (1,000)
      Proceeds from common stock issued on exercise of
           options and warrants ...........................................            15            576
      Cash paid for dividends .............................................          (385)          (286)
---------------------------------------------------------------------------      --------       --------
                      Net cash provided by financing activities ...........        (9,129)        38,335
---------------------------------------------------------------------------      --------       --------
Net change in cash and cash equivalents ...................................         1,850         14,586
Cash and cash equivalents as of beginning of year .........................        16,110         16,745
---------------------------------------------------------------------------      --------       --------
Cash and cash equivalents as of end of period .............................      $ 17,960       $ 31,331
---------------------------------------------------------------------------      --------       --------
Supplemental disclosures:
Cash paid during the period for:
      Interest ............................................................      $  4,304       $  3,492
      Income taxes ........................................................      $    129             --

See accompanying notes to consolidated condensed financial statements.

CARNEGIE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The consolidated condensed financial statements included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the financial statement date and the reported amounts of revenues and expenses during the reporting period. Since management's judgment involves making estimates concerning the likelihood of future events, the actual results could differ from those estimates which will have a positive or negative effect on future period results. The accompanying consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto as of and for the year ended December 31, 1997. The results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

The consolidated condensed financial statements include the accounts of the Company, Carnegie Bank, N.A., and TMRF, LLC, a limited liability company formed to acquire, hold, operate and dispose of real property. All significant inter-company accounts and transactions have been eliminated.


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

CARNEGIE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
CONTINUED

portfolio until maturity. Premiums and discounts on these securities are amortized or accreted on a basis that approximates the effective yield method. Realized gains and losses from the sale of securities available for sale are determined on a specific identification cost basis.

Management determines the appropriate classification of securities at the time of purchase. At March 31, 1998 and December 31, 1997, a majority of the Company's investment securities was classified as held to maturity. The Company's stockholders' equity will be affected by changing interest rates which affect the market price of the Company's securities available for sale. At March 31, 1998, no investment securities were classified as trading securities.

The following tables present the book values, market values and gross unrealized gains and losses of the Company's investment securities portfolio as of March 31, 1998 and December 31, 1997.

                                                        March 31, 1998
                                        ----------------------------------------------
                                                      Gross       Gross
                                        Amortized   Unrealized  Unrealized      Market
                                          Cost        Gains       Losses        Value
                                        ---------   ----------  ----------     -------
                                                    (Dollars in thousands)
Securities available for sale (1):
  U.S. Government ..................     $11,526       $ 44       $  --        $11,570
  Mortgage-backed securities .......      19,313        111         (85)        19,339
  Obligations of State and
      Political Subdivisions .......       8,398          9          --          8,407
  Other securities .................       8,273         --         (34)         8,239
                                         ---------------------------------------------
                                         $47,510       $164       ($119)       $47,555
                                         =============================================
Securities held to maturity:
  U.S. Government ..................     $ 8,038       $163       ($ --)       $ 8,201
  Mortgage-backed securities .......      55,171         51        (189)        55,033
                                         ---------------------------------------------
                                         $63,209       $214       ($189)       $63,234
                                         =============================================

(1) Net unrealized gains of $26 thousand, net of a tax provision of $19 thousand, were reported as an increase to stockholders' equity at March 31, 1998.

                                                      December 31, 1997
                                        ----------------------------------------------
                                                      Gross       Gross
                                        Amortized   Unrealized  Unrealized      Market
                                          Cost        Gains       Losses        Value
                                        ---------   ----------  ----------     -------
                                                    (Dollars in thousands)
Securities available for sale (2):
  U.S. Government ..................     $13,068       $ 58        $ --        $13,126
  Mortgage-backed securities .......      20,727        115         (92)        20,750
  Obligations of State and
      Political Subdivisions .......      10,369         20          --         10,389
  Other securities .................       8,257         --         (39)         8,218
                                         ---------------------------------------------
                                         $52,421       $193       ($131)       $52,483
                                         =============================================
Securities held to maturity:
  U.S. Government ..................     $ 8,037       $199        $ --        $ 8,236
  Mortgage-backed securities .......      60,951         53        (247)        60,757
                                         ---------------------------------------------
                                         $68,988       $252       ($247)       $68,993
                                         =============================================

(2) Net unrealized gains of $37 thousand, net of a tax provision of $25 thousand, were reported as an increase to stockholders' equity at December 31, 1997.

CARNEGIE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
CONTINUED

NOTE C - LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table summarizes the components of the loan portfolio as of March 31, 1998 and December 31, 1997.

                         LOAN PORTFOLIO BY TYPE OF LOAN

                                            March 31, 1998    December 31, 1997
                                         ------------------   ------------------
                                           Amount      %       Amount        %
                                         --------   -------   -------     ------
                                                   (Dollars in thousands)
Commercial and financial .............   $ 81,503     28.2%   $ 85,737     29.8%
Real estate construction .............     12,374      4.3%     11,412      4.0%
Residential mortgage .................     23,343      8.1%     24,527      8.5%
Commercial mortgage ..................    158,643     54.9%    152,477     53.0%
Installment ..........................     13,104      4.5%     13,592      4.7%
                                         --------    -----    --------    -----
                                         $288,967    100.0%   $287,745    100.0%
                                         ========    =====    ========    =====


The following table represents activity in the allowance for loan losses for the three month period ended March 31, 1998 and 1997.

                            ALLOWANCE FOR LOAN LOSSES

                                                       Three Months Ended
                                                           March 31,
                                                   ------------------------
                                                     1998             1997
                                                   -------          -------
                                                    (Dollars in thousands)
Balance--beginning of period ..................     $ 2,956          $ 2,665
Charge-offs ..................................        (227)             (52)
Recoveries ...................................           2                2
                                                   -------          -------
Net (charge-offs) recoveries .................        (225)             (50)
Provision for loan losses ....................         160              146
                                                   -------          -------
Balance--end of period ........................     $ 2,891          $ 2,761
                                                   =======          =======


NOTE D - ACCOUNTING FOR  LOAN IMPAIRMENT

Loans aggregated for evaluation under SFAS No. 114 are those loans risk rated by the Bank as substandard and doubtful. At March 31, 1998, the recorded investment in loans for which impairment has been recognized totaled $3,840,000 with a corresponding valuation allowance of $468,000. The total amount of impaired loans measured using the present value of expected future cash flows amounted to $1,180,000 and the total amount of impaired loans measured using the fair value of the loan's collateral amounted to $2,660,000. For the quarter ended March 31, 1998, the average recorded investment in impaired loans was approximately $4,352,000. The Company recognized $35,000 in income on impaired loans during the portion of the year that they were impaired.

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

CARNEGIE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
CONTINUED

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

NOTE F - DIVIDENDS

The Board of Directors declared a cash dividend in January, 1998. Stockholders of record on February 18, 1998 received a $.14 per share cash dividend, paid on March 18, 1998.

The Board of Directors also declared a second quarter cash dividend of $.14 per share on April 15, 1998. The dividend will be payable on June 17, 1998 to shareholders of record on May 20, 1998.


NOTE G - SHORT-TERM BORROWINGS

The composition of short-term borrowings follows:
                                                       March 31,    December 31,
                                                         1998          1997
                                                      ---------      --------
                                                       (Dollars in thousands)
Overnight Federal funds purchased
    - balance ..................................      $   9,000     $    --
    - weighted average rate ....................           6.38%         --
    - maturity date ............................       04/01/98          --

Fixed rate term borrowing with Federal
  Home Loan Bank-NY
    - balance ..................................      $  10,000     $  10,000
    - weighted average rate ....................           6.27%         6.27%
    - maturity date ............................       04/22/98      04/22/98

Repurchase agreement with Morgan Stanley
    - balance ..................................      $  20,250     $  22,300
    - weighted average rate ....................           5.65%         6.05%
    - maturity date ............................       04/22/98      01/20/98

CARNEGIE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
CONTINUED


NOTE H - LONG-TERM DEBT

The composition of long-term debt follows:
                                                         March 31,  December 31,
                                                             1998      1997
                                                         -----------------------
                                                          (Dollars in thousands)
6.50% fixed rate repurchase agreement with Salomon
       Bros., due 4/19/99 .............................    4,425        4,425
5.91% fixed rate repurchase agreement with Salomon
       Bros., due 7/22/02 .............................   12,500       12,500
5.84% fixed rate repurchase agreement with Salomon
       Bros., due 8/13/02 .............................   12,500       12,500
                                                         -------      -------
                                                         $29,425      $29,425
                                                         =======      =======


NOTE I - MERGER AGREEMENT

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

On January 23, 1998, Sovereign announced a 20% stock dividend to its shareholders. This stock dividend will not affect the value that the Company's shareholders will received as a result of this acquisition; although the exchange ratio will be adjusted accordingly. Because of Sovereign's stock dividend, the $18.00 price adjusts to $15.00 per share (equivalent to 2.367 shares of Sovereign for each share of the Company) and the $22.00 price adjusts to $18.33 per share (equivalent to 1.937 shares of Sovereign for each share of the Company). If the average price of Sovereign's stock drops to $15.00 per share or below during the pricing period prior to closing, the Company's shareholders would receive a fixed rate of 2.367 shares (the "Maximum Exchange Ratio") of Sovereign common stock for each share of the Company's common stock. Conversely, if Sovereign's average stock price is $18.33 per share or higher, the Company's shareholders would receive a fixed rate of 1.937 shares (the "Minimum Exchange Ratio") of Sovereign

CARNEGIE BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
CONTINUED

common stock for each share of the Company's common stock. The effective date for the adjustment was March 27, 1998 (the ex-dividend date). After March 27, 1998, the Company has the right to terminate the agreement if the average stock price of Sovereign during the 15-day pricing period falls below $12.06 and Sovereign's decline in value is 15% greater than the percentage decline of a group of similar financial institutions, subject to Sovereign's right to increase the exchange ratio in order to result in a minimum price of $28.53 in Sovereign common stock. The merger is subject to the approval of various regulatory agencies and the Company's shareholders. It is anticipated that the transaction will close at the end of the second quarter of 1998, and will be accounted for as a pooling of interests.

CARNEGIE BANCORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

This financial review presents Management's discussion and analysis of financial condition and results of operations. It should be read in conjunction with the consolidated condensed financial statements and the accompanying notes included elsewhere herein.

FINANCIAL CONDITION

Total assets at March 31, 1998 decreased by $8.4 million, or 1.9%, to $423.5 million compared to $431.9 million at December 31, 1997. Total assets averaged $421.9 million in the first three months of 1998, a $35.3 million, or 9.1%, increase from the 1997 full year average of $386.6 million. Average loans increased $14.3 million, or 5.2%, to $286.7 million in the first three months of 1998, from the 1997 full year average of $272.4 million. Average investment securities increased by $24.4 million, or 26.4%, to $116.9 million; average Federal funds sold decreased by $4.7 million to $0.6 million; and the average of all other assets increased by $1.2 million, or 5.8%, to $20.6 million during the first three months of 1998 compared to the full year 1997 averages.

These increases in average assets were funded primarily by a $29.0 million, or 78.6%, increase in average borrowings, as the first quarter of 1998 average borrowings increased to $65.9 million from the full year 1997 average of $36.9 million. The decrease in average deposits from $319.0 million for the 1997 full year average to $318.4 million during the first three months of 1998, an average decrease of $0.6 million, or 1.9%, was also attributable to the increase in average borrowings combined with an increase in average stockholders' equity of $6.7 million, or 23.4%.

It is the intention of management to use both its borrowing capacity and deposit raising capacity in a proportion that best controls cost, meets liquidity needs, and satisfies asset/liability management objectives. During 1997, the Company utilized borrowed funds to temporarily fund loan growth, as well as for asset/liability management purposes. During the first quarter of 1998, the Company utilized borrowings to fund securities purchases and to increase loans.

LENDING ACTIVITY
----------------
Total loans at March 31, 1998 were $289.0 million, a 0.4%, or $1.2 million increase from December 31, 1997. Average loans increased by $14.3 million, or 5.2%, to $286.7 million in the first three months of 1998 compared to the 1997 full year average. Changes in the composition of the average loan portfolio during the period included increases of $13.5 million in commercial loans and commercial mortgages, an increase of $1.3 million in other installment loans, and a decrease of $0.5 million in residential mortgages.

The 5.7% increase in average commercial loans and commercial mortgages over the 1997 full year averages is partially attributable to the greater penetration of the marketplace and an improvement in the general economic environment in New Jersey. Carnegie opened a new branch office in Toms River, New Jersey in the fourth quarter of 1995, a new office in Montgomery and a new office in Flemington, New Jersey and a new office in Langhorne, Pennsylvania during the first six months of 1996. Having strong regional lenders on site in these offices has helped to provide the growth Carnegie has experienced during 1997 and has contributed to the higher average loan volume in late 1997 and early 1998. Management intends to continue to pursue quality loans in all lending categories within the Company's market area.

ALLOWANCE FOR LOAN LOSSES
-------------------------
The allowance for loan losses was $2.9 million, or 1.00% of total loans, at March 31, 1998 compared to $3.0 million, or 1.03% of total loans, at December 31, 1997. The balance of non-performing loans, which includes non-accrual loans and excludes accruing loans past due 90 days or more of $96 thousand, was $4.0 million, or 1.4% of total loans at March 31, 1998. This compares to non-performing loans, excluding accruing loans past due 90 days or more of $381 thousand, of $4.3 million, or 1.5% of total loans at December 31, 1997.

The majority of the Company's loans are collateralized by real estate and personal guarantees. Asset quality is a major corporate objective and management believes that the total allowance for loan losses is adequate to absorb potential losses in the loan portfolio, although future changes in economic conditions, borrowers' ability to repay their loans, regulatory requirements and other factors may require future additions to the allowance.

INVESTMENT SECURITIES ACTIVITY
------------------------------
Average investment securities increased by $24.4 million in the first three months of 1998 compared to the 1997 full year average. At period end March 31, 1998 compared to December 31, 1997, investments decreased $10.7 million, or 8.8%. During 1997, some of the proceeds of security sales, principal paydowns and maturities were used to fund loan growth as well as to fund additional purchases of investment securities. Increased borrowings during the fourth quarter of 1997 and first quarter of 1998 was primarily used to increase the investment securities portfolio.

During the first three months of 1998, proceeds from the maturities and principal paydowns of securities available-for-sale amounted to $4.7 million and proceeds from the maturities and principal paydowns of securities held-to-maturity amounted to $5.5 million. These proceeds combined with an increase of $7.0 million in short-term borrowings were offset by the decrease of $15.7 million in deposits.

During the first three months of 1997, proceeds from the sales of securities available-for-sale amounted to $6.6 million, resulting in a $91 thousand loss on the sales, and was offset by the purchase of $29.9 million in securities, all of which were classified as available-for-sale. These purchases were funded primarily by a net increase in deposits of $39.0 million during the same period.

At March 31, 1998, net unrealized gains in the Company's available-for-sale securities portfolio amounted to $45 thousand and net unrealized gains in the held-to-maturity securities portfolio amounted to $25 thousand. Net unrealized gains of $26 thousand, net of a tax provision of $19 thousand, were reported as an increase to stockholders' equity at March 31, 1998.

DEPOSITS
--------
Average total deposits decreased by $0.6 million, or 1.9%, to $318.4 million for the three months ended March 31, 1998 compared to the 1997 full year average of $319.0 million. The modest decrease in deposits during this period was primarily due to the Company's less aggressive pricing on certificates of deposit in comparison to the Company's marketplace. Additionally, a new product was introduced in September 1996, a seven month "no penalty" certificate of deposit that allows for complete or partial withdrawals without penalty. This product, which decreased from $105.1 million at March 31, 1997 to $91.1 million at March 31, 1998, is reflected in the Company's "savings deposits." Non-interest bearing demand deposits increased $8.2 million comparing March 31, 1998 to March 31, 1997.

Changes in the average deposit mix for the three months ended March 31, 1998 compared to the 1997 full year average include a $6.6 million, or 5.8%, decrease in certificates of deposit; a $1.8 million, or 4.2%, increase in money market deposit accounts; a $0.3 million, or 0.3%, increase in savings deposits, including the Company's "no penalty" certificate of deposit; a $1.1 million, or 6.0%, increase in NOW account deposits; and a $2.8 million, or 6.1%, increase in non-interest bearing demand deposits.

Deposits are obtained primarily from the market areas which the Company serves. As of March 31, 1998 the Company did not have any brokered deposits and neither solicited nor offered premiums for such deposits.

LIQUIDITY
---------
Liquidity is a measurement of the Company's ability to meet present and future funding obligations and commitments. The Company adjusts its liquidity levels in order to meet funding needs for deposit outflows, repayment of borrowings, when applicable, and the funding of loan commitments. The Company also adjusts its liquidity level as appropriate to meet its asset/liability objectives. Principal sources of liquidity are deposit generation, access to purchased funds, including Federal Home Loan Bank borrowings and other financial institutions repurchase agreements, maturities and repayments of loans and investment securities, net interest income and fee income. Liquid assets (consisting of cash, Federal funds sold and investment securities classified as available-for-sale) comprised 15.5% and 15.9% of the Company's total assets at March 31, 1998 and December 31, 1997, respectively.

As shown in the Consolidated Condensed Statements of Cash Flows, the Company's primary source of funds at March 31, 1998 was from increased short-term borrowings and from maturities and principal paydowns of securities. Short-term borrowings increased $7.0 million for the three months ended March 31, 1998 while proceeds from maturities and principal paydowns of securities available-for-sale and held-to-maturity amounted to $4.7 million and $5.5 million, respectively. While deposits decreased $15.7 million for the three months ended March 31, 1998, deposits increased $39.0 million for the same time period during 1997. Proceeds from sales of securities amounted to $6.6 million for the three months ended March 31, 1997. During 1997, the Company utilized deposit growth and proceeds from the sales of securities as a temporary funding source for securities purchases, as well as for asset/liability management purposes.

The Company also has several secondary sources of liquidity. Many of the Company's loans are originated pursuant to underwriting standards which make them readily marketable to other financial institutions or investors in the secondary market. In addition, in order to meet liquidity needs on a temporary basis, the Bank has lines of credit in the amount of $7.0 million for the purchase of Federal funds with other financial institutions and may borrow funds at the Federal Reserve discount window, subject to the Bank's ability to supply collateral. In addition, the Bank has an overnight line of credit with the Federal Home Loan Bank-New York ("FHLB-NY") in the amount of $32.5 million. In aggregate with the overnight line, subject to certain requirements the Bank may also obtain term advances with FHLB-NY of up to 30% of the Bank's assets.

The Company believes that its liquidity position is sufficient to provide funds to meet future loan demand or the possible outflow of deposits, in addition to being able to adapt to changing interest rate conditions. Long term debt of $29.4 million and short-term borrowings of $39.2 million as of March 31, 1998 are matched against specific loans or investments, for asset and liability management purposes.

CAPITAL RESOURCES
-----------------
Stockholder's equity increased by $0.5 million at March 31, 1998 compared to December 31, 1997. The changes in stockholders' equity during the three months ended March 31, 1998 were comprised of an increase from net income of $867 thousand; a reduction of $11 thousand (net of tax provision) in unrealized holding gains in the Company's portfolio of securities available-for-sale, as a $37 thousand unrealized gain became a $26 thousand unrealized gain, a reduction by cash dividends paid of $385 thousand, and an increase of $15 thousand in proceeds from exercised options and warrants.

During the three months ended March 31, 1998, the Company paid $385 thousand, or 44.4% of net income, in cash dividends compared to $286 thousand, or 37.3% of net income in cash dividends for the same period in 1997.

The Company's primary regulator, the Board of Governors of the Federal Reserve System (which regulates bank holding companies), has issued guidelines classifying and defining bank holding company capital into the following components: (1) Tier I Capital, which includes tangible stockholders' equity for common stock and certain qualifying preferred stock, and excludes net unrealized gains or losses on available-for-sale securities and deferred tax assets that are dependent on projected taxable income greater than one year in the future, and (2) Tier II Capital (Total Capital), which includes a portion of the allowance for loan losses and certain qualifying long-term debt and preferred stock that does not qualify for Tier I Capital. The risk-based capital guidelines require financial institutions to apply certain risk factors ranging from 0% to 100%, against assets to determine total risk-based assets. The minimum Tier I and the combined Tier I and Tier II capital to risk-weighted assets ratios are 4.0% and 8.0%, respectively. The Federal Reserve Bank also has adopted regulations which supplement the risk-based capital guidelines to include a minimum leverage ratio of Tier I Capital to total assets of 3.0% to 5.0%. Regulations have also been issued by the Bank's primary regulator, the Office of the Comptroller of the Currency, establishing similarly ratios.

The following table summarizes the risk-based and leverage capital ratios for the Company and the Bank at March 31, 1998, as well as the regulatory required minimum capital ratios:

                                  March 31, 1998        Minimum
                               -------------------     Regulatory
                               Company        Bank     Requirement
                               -------       -----     ----------
Risk-based Capital:
  Tier I capital ratio .....    12.03%        9.76%       4.00%
  Total capital ratio ......    13.01%       10.73%       8.00%

Leverage ratio .............     8.45%        6.86%     3.00%-5.00%

As noted in the above table, the Company's and the Bank's capital ratios exceed the minimum regulatory requirements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

NET INCOME
----------
The Company earned $867 thousand, or $0.31 net income per share on a basic basis and $0.30 net income per share on a diluted basis, for the three months ended March 31, 1998, compared to $767 thousand, or $0.33 for both basic and diluted net income per share, for the three months ended March 31, 1997, an increase of $100 thousand, or 13.0%. The increase in net income was primarily due to a $327 thousand, or 8.6%, increase in net interest income; these items were partially offset by a $14 thousand, or 9.6%, increase in provision for loan losses, a reduction in non-interest income of $21 thousand, or 11.2%, a $160 thousand, or 5.9%, increase in non-interest expenses and a $32 thousand, or 8.4%, increase in income tax provision.

NET INTEREST INCOME
-------------------
Net interest income on a fully tax-equivalent ("FTE") basis, which adjusts for the tax-exempt status of income earned on certain investments to express such income as if it were taxable, increased $359 thousand, or 9.3% for the three months ended March 31, 1998 compared to the same prior year period.

Interest income on a "FTE" basis, increased $1.0 million, or 13.0%, to $8.5 million for the three months ended March 31, 1998 compared to $7.5 million for the same period in 1997. The improvement in interest income was primarily due to volume increases in the investment securities portfolio as Carnegie purchased $52.5 million in U.S. Government agency securities, designated as held-to-maturity, during the third quarter of 1997, which produced a volume related increase in interest income on investment securities of $1.1 million. Volume related interest income was further increased by $456 thousand due to increased loan demand and decreased by $106 thousand due to reduced Federal funds sold as increased borrowings were used to fund investment securities purchases.

The $1.4 million volume related increase in total interest income was reduced by $450 thousand resulting primarily from rate related reductions amounting to $236 thousand as loan interest rates repriced to lower current yields and by investment securities rate related decreases amounting to $214 thousand.

Interest expense for the first three months of 1998 increased $0.6 million, or 16.8%, compared to the same prior year period. The increase in interest expense was due primarily to net volume increases in deposits which accounted for $671 thousand and was offset by a decrease of $59 thousand attributable to net rate decreases. The interest expense rate and volume increases are the result of pricing decisions made by management in response to the need for cost effective sources of funds, primarily to provide for loan growth.

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

                                                              Three Months Ended
                                                                  March 31,
                                                              -----------------
                                                               1998       1997
                                                              ------     ------
Income per consolidated statements of income ...............  $8,384     $7,445
Tax equivalent basis adjustment:
  Loans ...................................................        8          9
  Investment securities ...................................       69         36
                                                              ------     ------
Interest income adjusted to fully tax-equivalent basis .....   8,461      7,490
Interest expense ...........................................   4,257      3,645
                                                              ------     ------
Net interest income adjusted to fully tax-equivalent basis .  $4,204     $3,845
                                                              ======     ======

The following tables titled "Consolidated Average Balance Sheet with Resultant Interest and Average Rates" and "Analysis of Changes in Consolidated Net Interest Income" present by category the major factors that contributed to the changes in net interest income for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997.

CONSOLIDATED AVERAGE BALANCE SHEET
WITH RESULTANT INTEREST AND AVERAGE RATES
-----------------------------------------

                                                          Three Months Ended                       Three Months Ended
                                                            March 31, 1998                            March 31, 1997
                                                ----------------------------------------    -------------------------------------
                                                Average        Interest         Average     Average       Interest        Average
                                                Balance       Income/Expense     Rate       Balance    Income/Expense      Rate
                                                -----------   --------------    -------     -------    --------------     -------
                                                                               (Dollars in thousands)
ASSETS
============================================
Earning Assets:
Federal Funds Sold .........................      $    567         $    7          5.01%      $  8,841        $  113         5.18%
Investment Securities:
Securities available for sale:
U. S. Gov't & Mtge-backed Securities .......        32,549            521          6.49%        23,949           401         6.79%
State & Political Subdivisions (1) .........         9,455            203          8.71%         4,587           105         9.24%
Other Securities ...........................         8,262            141          6.92%         8,039           126         6.36%
                                                  --------         ------          ----         ------        ------         ----
                                                    50,266            865          6.98%        36,575           632         7.00%
Securities held to maturity:
U.S. Gov't & Mtge-backed Securities ........        66,642          1,055          6.42%        23,087           431         7.57%
State & Political Subdivisions (1) .........             0              0          0.00%             0             0         0.00%
                                                  --------         ------          ----         ------        ------         ----
                                                    66,642          1,055          6.42%        23,087           431         7.57%

Total Investment Securities ................       116,908          1,920          6.66%        59,662         1,063         7.22%
                                                  --------         ------          ----         ------        ------         ----
Loans: (2)(3)
Comm'l Loans & Comm'l Mtgs .................       248,864          5,724          9.33%       231,391         5,541         9.71%
Residential Mortgages ......................        24,263            503          8.41%        24,067           506         8.53%
Installment Loans ..........................        13,607            307          9.15%        12,067           267         8.97%
                                                  --------         ------          ----         ------        ------         ----
Total Loans ................................       286,734          6,534          9.24%       267,525         6,314         9.57%
                                                  --------         ------          ----         ------        ------         ----
Total Earning Assets .......................       404,209          8,461          8.49%       336,028         7,490         9.04%

Non-Interest Earning Assets:
Loan Loss Reserve ..........................        (3,002)                                     (2,746)
Held For Sale Securities Valuation .........            81                                        (329)
All Other Assets ...........................        20,612                                      19,902
                                                  --------                                    --------
Total Assets ...............................      $421,900                                    $352,855
                                                  ========                                    ========

LIABILITIES & EQUITY
============================================
Interest-Bearing Liabilities:
Savings and Money Market Accounts ..........      $160,759          1,762          4.45%      $146,566         1,693         4.68%
Time Deposits ..............................       108,707          1,525          5.69%       122,864         1,703         5.62%
Short-term borrowings ......................        36,520            531          5.90%         1,710            23         5.45%
Long-term debt .............................        29,425            439          6.05%        14,425           226         6.35%
                                                  --------         ------          ----        -------        ------         ----
Total Interest-Bearing Liabilities .........       335,411          4,257          5.15%       285,565         3,645         5.18%

Demand Deposits ............................        48,954                                      41,315
Other Liabilities ..........................         2,264                                       1,719
Shareholders' Equity ......................         35,271                                      24,256
                                                 ---------                                    --------
Total Liabilities & Equity .................      $421,900                                    $352,855
                                                 =========                                    ========
NET INTEREST INCOME (FULLY TAXABLE BASIS) .......................  $4,204                                     $3,845
                                                                   ======                                     ======
NET INTEREST MARGIN (FULLY TAXABLE BASIS) .......................................  4.22%                                     4.64%
                                                                                   ====                                      ====
EQUITY TO ASSETS RATIO ..........................................................  8.36%                                     6.87%
                                                                                   ====                                      ====

(1) The tax-equivalent basis adjustment was computed based on a Federal income tax rate of 34%.

(2)  Includes non-performing loans.

(3)  Included in interest income are loan fees.


ANALYSIS OF CHANGES IN CONSOLIDATED NET INTEREST INCOME

                                               Three Months Ended March 31, 1998
                                                Compared to Three Months Ended
                                                         March 31, 1997
                                               ---------------------------------
                                                 Increase (Decrease) Due to
                                               ---------------------------------
                                                Volume       Rate         Net
                                               --------    -------     --------
                                                    (Dollars in thousands)

Interest Earned On:
   Federal Funds Sold ......................    ($  106)    $     0     ($  106)
   Investment Securities:
     Securities available for sale:
       U. S. Government & Agencies .........        144         (24)        120
       State & Political Subdivisions ......        111         (13)         98
       Other Securities ....................          3          12          15
                                                -------     -------     -------
                                                    258         (25)        233
     Securities held to maturity:
       U. S. Gov't & Mtg-backed Securities .        813        (189)        624
       State & Political Subdivisions ......          0           0           0
                                                -------     -------     -------
                                                    813        (189)        624
           Total Investment Securities .....      1,071        (214)        857
                                                -------     -------     -------
   Loans:
       Comm'l Loans & Comm'l Mtgs ..........        418        (235)        183
       Residential Mortgages ...............          4          (7)         (3)
       Installment Loans ...................         34           6          40
                                                -------     -------     -------
           Total Loans .....................        456        (236)        220
                                                -------     -------     -------
      Total Interest Income ................      1,421        (450)        971
                                                -------     -------     -------
Interest Paid On:
   Savings and Money Market Accounts .......        164         (95)         69
   Time Deposits ...........................       (196)         18        (178)
   Short-term borrowings ...................        468          40         508
   Long-term debt ..........................        235         (22)        213
                                                -------     -------     -------
      Total Interest Expense ...............        671         (59)        612
                                                -------     -------     -------
      Net Interest Income ..................    $   750     ($  391)    $   359
                                                =======     =======     =======

PROVISION FOR LOAN LOSSES
-------------------------
The provision for loan losses increased to $160 thousand for the first three months of 1998 compared to a provision of $146 thousand for the same period in 1997. The provision is the result of management's review of several factors, including increased loan balances and management's assessment of economic conditions, credit quality and other factors that would have an impact on future possible losses in the loan portfolio. The allowance for loan losses totaled $2.9 million, or 1.00% of total loans, and 71.4% of non-performing loans, and non-performing loans totaled $4.0 million, or 1.4% of total loans at March 31, 1998.

The moderate provision for loan losses during the first quarter of 1998 is a result of normal loan growth and management's evaluation of the adequacy of the allowance for loan losses to absorb potential losses in the loan portfolio.


NON-INTEREST INCOME
-------------------
Total non-interest income was $166 thousand for the first three months of 1998 compared to $187 thousand for the first three months of 1997, a decrease of $21 thousand, or 11.2%. The decrease was primarily attributable to lower first quarter 1998 service fees on deposits of $13 thousand and lower other fees and commissions of $100 thousand. The decrease in other fees and commissions was primarily due to $85 thousand for an investment security placement fee collected during the first quarter of 1997. Gains on securities sales amounting to $1 thousand during the first quarter of 1998 compared to losses on securities sales of $91 thousand during the first quarter of 1997.


NON-INTEREST EXPENSE
--------------------
Total non-interest expenses increased $160 thousand, or 5.9%, for the three months ended March 31, 1998 compared to the same period in 1997. The increase was due primarily to modest increases in employment expenses as well as increases in occupancy expenses, equipment expenses and other expenses generally attributable to the Company's growth. Of this increase, employment costs increased $2 thousand, or 0.2%, and reflected decreases in the number of employees from 123 full-time equivalents at March 31, 1997 to 102 full-time equivalents at March 31, 1998, offset by merit and cost of living adjustments.

Occupancy expenses increased $29 thousand, or 7.9%, for the first three months of 1998 compared to the same period in 1997. The increase was attributable primarily to increased lease expense of $7 thousand and increased depreciation on bank owned premises of $4 thousand. Repairs and maintenance on bank premises also increased during the first three months of 1998 by $6 thousand. These increases were due to two newly opened branch offices as well as normal annual lease increases on other office facilities, and increased leasehold depreciation due to the new facilities.

Furniture and equipment expenses increased $27 thousand, or 10.0%, for the first quarter of 1998 compared to the first quarter of 1997 due primarily to depreciation and maintenance costs on purchases of enhanced computer equipment, depreciation on replacements of other furniture and equipment, as well as depreciation and maintenance costs associated with the new facilities.

Other expenses increased $102 thousand, or 14.1%, for the first three months of 1998 compared to the first three months of 1997. The increase was attributable to increased other expenses resulting from the continued growth of the Company, as costs of supplies, communications, advertising, insurance, professional fees, OREO expenses and miscellaneous other expenses increased.


INCOME TAX EXPENSE
------------------
The Company recognized an income tax provision, which includes both Federal and State taxes, of $413 thousand for the three months ended March 31, 1998, for an effective income tax rate of 32.3%. This compared to $381 thousand, for an effective income tax rate of 33.2% for the same period in 1997. The decrease in the effective tax rate is due primarily to a 7.7% increase in the Company's taxable income, at the Federal tax rate of 34%, with a greater increase in tax-exempt income, which increased by 70.8% due to the purchase of tax exempt securities during the third quarter of 1997 and the first quarter of 1998.

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings - NONE

Item 2.  Changes in Securities and Use of Proceeds - NONE

Item 3.  Defaults Upon Senior Securities - NONE

Item 4.  Submission of Matters to a Vote of Security Holders - NONE

Item 5.  Other Information - NONE

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits - Financial Data Schedule

         (b)  Reports on Form 8-K - NONE

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CARNEGIE BANCORP
                                                ----------------
                                                  (Registrant)



Date: MAY 12, 1998                          By: /s/  RICHARD ROSA
      ------------                              -----------------
                                                RICHARD ROSA
                                                SENIOR VICE PRESIDENT
                                                AND CHIEF FINANCIAL OFFICER